Form 10-Q
period 1996-03-30
KENETECH CORP
filed 1996-05-14
CIK 807708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen weeks ended March 30, 1996

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                       Commission file number 33-53132

                             KENETECH CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                        94-3009803
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

 500 Sansome Street, Suite 300
   San Francisco, California                                  94111
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (415) 398-3825

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x            No

      On April 30, 1996, there were 36,826,098 shares of the issuer's Common Stock, $.0001 par value outstanding.

                           PART I - FINANCIAL INFORMATION


Part I

Item 1. Financial Statements.

            KENETECH Corporation Consolidated Financial Statements       Page

               Consolidated Statements of Operations for the thirteen weeks
                     ended March 30, 1996 and April 1, 1995                3

               Consolidated Balance Sheets, March 30, 1996 and
                    December 31, 1995                                      4

               Consolidated Statement of Stockholders' Deficiency
                    for the thirteen weeks ended March 30, 1996            5

               Consolidated Statements of Cash Flows for the thirteen
                    weeks ended March 30, 1996 and April 1, 1995           6

               Notes to Consolidated Financial Statements               7 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
            and Results of Operations.                                  12 - 18
            --------------------------

Part II

Item 4. Submission of Matters to a Vote of Security Holders.              18
        ----------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.                                 18
        ---------------------------------

                              KENETECH CORPORATION


          CONSOLIDATED STATEMENTS OF OPERATIONS for the thirteen weeks ended March 30, 1996 and April 1, 1995
               (unaudited, in thousands, except per share amounts)

                                                         March 30,    April 1,
                                                           1996        1995
Revenues:
   Construction services                                  $10,895     $12,948
   Maintenance, management fees and other                   7,270       7,092
   Energy sales                                             4,755       4,355
   Windplant sales                                          3,383      47,046
   Energy management services                                 738       2,128
   Interest on partnership notes and funds in escrow          668       1,237
                                                          -------     -------
     Total revenues                                        27,709      74,806

Costs of revenues:
   Construction services                                    9,309      12,139
   Energy plant operations                                 14,473      15,261
   Windplant sales                                          3,344      34,304
   Energy management services                                 186       1,067
                                                          -------     -------
     Total costs of revenues                               27,312      62,771

Gross margin                                                  397      12,035

Project development and marketing expenses                  1,982       1,626
Engineering expenses                                        2,602       2,713
General and administrative expenses                         7,117       7,588
                                                          -------     -------

Income (Loss) from operations                             (11,304)        108

Interest income                                               475         992
Interest expense                                           (5,734)     (5,086)
Equity loss of unconsolidated affiliates                     (187)     (1,116)
                                                          -------     -------

Loss before taxes                                         (16,750)     (5,102)
Income tax benefit                                            -        (2,051)
                                                          -------     -------

       Net loss                                           $(16,750)   $(3,051)
                                                          ========    =======

Net loss per common share - Primary                       $(0.52)     $(0.14)

Weighted average number of common shares used in computing
   per share amounts - Primary                             36,638      36,073



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             KENETECH CORPORATION


                         CONSOLIDATED BALANCE SHEETS
                     March 30, 1996 and December 31, 1995
               (unaudited, in thousands, except share amounts)

                                    ASSETS
                                                         March 30,  December 31,
                                                           1996        1995
Current assets:
   Cash and cash equivalents                            $ 18,722     $  16,842
   Funds in escrow, net                                    9,089        12,531
   Accounts receivable                                    27,502        52,593
   Partnership notes and interest receivable, net            738         1,477
   Inventories                                            36,642        38,684
   Investment in power plant held for sale                19,991        19,951
   Deferred tax assets, net                                2,764         2,764
   Other                                                   5,963         5,980
                                                        --------     ---------
     Total current assets                                121,411       150,822

Accounts receivable and funds in escrow, net              20,455        21,031
Partnership notes and interest receivable, net            22,570        22,566
Inventory, net                                            18,431        18,431
Property, plant and equipment, net                       115,303       118,214
Power plants under development                            16,102        14,956
Investments in affiliates                                 10,853         9,686
Deferred tax assets, net                                  38,235        38,235
Other assets                                               7,241         7,308
                                                        --------     ---------
      Total assets                                      $370,601     $ 401,249
                                                        ========     =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                     $ 30,027     $  38,663
   Bank loan payable                                      17,050        13,200
   Accrued liabilities                                    55,821        59,065
   Debt associated with power plant held for sale         16,958        16,958
   Other notes payable                                    18,604        18,794
   Estimated warranty costs                                7,286         7,374
                                                        --------     ---------
     Total current liabilities                           145,746       154,054

Senior secured notes payable                              98,917        98,887
Accrued losses on contracts                               35,835        36,992
Other notes payable                                       49,094        53,161
Estimated warranty costs and other
   long-term obligations                                  64,968        63,714
                                                        --------     ---------
     Total liabilities                                   394,560       406,808

Commitments and contingencies

Stockholders' deficiency:
   Convertible preferred stock - 10,000,000 shares
     authorized, $.01 par value; issued and
     outstanding 102,492, $106,984 liquidation
     preference                                           99,561        99,561
   Common stock - 110,000,000 shares authorized,
     $.0001 par value;  issued and
     outstanding 36,826,098 in 1996 and
     36,533,836 in 1995                                        4             4
   Additional paid-in capital                            142,644       144,551
   Unearned compensation                                    (253)         (281)
   Cumulative foreign exchange                               315            86
   Accumulated deficit                                  (266,230)     (249,480)
                                                        --------     ---------
     Total stockholders' deficiency                      (23,959)       (5,559)
                                                        --------     ---------
      Total liabilities and stockholders' deficiency    $370,601     $ 401,249
                                                        ========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION


               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   for the thirteen weeks ended March 30, 1996
                 (unaudited, in thousands, except share amounts)

                                                                                            Effect of
                              Convertible          Common Stock      Additional             Cumulative
                             Preferred Stock         Series A         Paid-In   Unearned     Foreign  Accumulated
                             Shares   Amount     Shares     Amount    Capital  Compensation  Exchange   Deficit    Total
Balance, December 31, 1995   102,492 $  99,561  36,533,836 $      4  $ 144,551   $   (281) $      86  $(249,480) $ (5,559)
  Issuance of common stock        -         -      292,262       -         234         -          -           -       234
  Recognition of unearned
    compensation                  -         -          -         -          -          28         -           -        28
  Preferred stock dividends       -         -          -         -      (2,141)        -          -           -    (2,141)
  Foreign exchange                -         -          -         -         -           -         229          -       229
  Net loss                        -         -          -         -         -           -          -     (16,750)  (16,750)
                            --------  --------  --------  ---------  --------   ---------  --------   ---------  --------

Balance, March 30, 1996      102,492 $  99,561  36,826,098 $     4   $ 142,644   $  (253)  $     315  $(266,230) $(23,959)
                            ========  ========  ========== =========  ========   =========  ========   =========  ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION


                  CONSOLIDATED STATEMENTS OF CASH FLOWS for the
              thirteen weeks ended March 30, 1996 and April 1, 1995
                            (unaudited, in thousands)

                                                          March 30,    April 1,
                                                            1996        1995
Cash flows from operating activities:
   Net loss                                              $(16,750)   $ (3,051)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Deferred income taxes                                   -        (2,012)
      Depreciation, amortization and other                  3,578       5,414
      Capitalized development costs allocated to
         cost of sales                                        -         5,088
      Changes in assets and liabilities:
        Funds in escrow, net                                3,491       5,138
        Accounts receivable                                25,618      (4,311)
        Partnership notes and interest receivable, net        735        (689)
        Inventories                                        (1,223)    (11,268)
        Other assets                                           86         567
        Accounts payable and accrued liabilities           (8,524)     (4,403)
        Accrued loss on contracts                          (1,157)        -
        Estimated warranty costs                             (966)      1,065
                                                          -------     -------
         Net cash provided by (used in) operating
            activities                                      4,888      (8,462)

Cash flows from investing activities:
   Sales of marketable securities                             -        19,949
   Purchases of marketable securities                         -          (481)
   Acquisition of Century Contractors West, Inc.              -        (1,360)
   Additions to property, plant and equipment                (202)     (3,172)
   Power plants under development                          (1,146)     (5,303)
   Investments in affiliates:
     Contributions                                         (1,814)     (5,469)
     Distributions                                            512         327
                                                          -------     -------
         Net cash provided by (used in) investing
            activities                                     (2,650)      4,491

Cash flows from financing activities:
   Proceeds from other notes payable                          -         1,678
   Payments on other notes payable                         (4,442)     (5,744)
   Proceeds from bank loan                                  3,850         -
   Proceeds from issuance of common stock, net                234       1,702
                                                          -------     -------
        Net cash used in financing activities                (358)     (2,364)
                                                          -------     -------

Increase (Decrease) in cash and cash equivalents            1,880      (6,335)
   Cash and cash equivalents at beginning of period        16,842      42,618
                                                          -------     -------
   Cash and cash equivalents at end of period             $18,722     $36,283
                                                          =======     =======



        The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED) for the thirteen weeks ended March 30, 1996
                                and April 1, 1995

1. General

   The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation and its subsidiaries (the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1995, which include information as to significant accounting policies. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year. The Company's thirteen weeks represent thirteen weeks of operations; accordingly, the first quarter of 1996 and 1995 ended March 30, 1996 and April 1, 1995, respectively.

2. Liquidity and Going Concern

   The consolidated financial statements as of and for the periods ending March 30, 1996 and December 31, 1995 have been prepared assuming the Company will continue as a going concern. The Company incurred a significant loss in 1995, a substantial portion of which was as a result of special charges. The Company also incurred a loss during the first quarter ended March 30, 1996, has negative working capital and its liquidity is severely constrained. The Company projects negative operating cash flows for the remainder of 1996 and certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. These factors raise substantial doubt about the Company's ability to continue as a going concern in this current form.

   Management's plans to address its liquidity and its future operations include:

      1) The sale of certain assets, primarily development projects and subsidiaries not engaged in windpower activities, for which it expects to receive substantial cash proceeds and gains. (See Note 9).

      2) The reduction of certain operating expenditures (see Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations) and use of alternative strategies to maximize opportunities on development projects.

      3) Negotiations of certain  operating,  maintenance and other  obligations
         where  feasible  with  partnerships,   third  party  owners,   lenders,
         suppliers and other creditors.

      4) The continuation of a significant retrofit program for KVS-33 turbines.

      5) The manufacturing of additional KVS-33 turbines out of inventory (See Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations).

      6) The continued development of an advanced wind turbine.

   There are numerous risks and uncertainties which may prevent the Company from successfully implementing its strategy. These include the failure to sell assets or subsidiaries within the necessary time frame or for the estimated amounts, failure of the retrofits to resolve the KVS-33 performance problems, continued declines in the amount that utilities will pay for electricity based upon "avoided costs", failure to find an adequate market for the sale of wind turbines produced by the Company, failure to repay or restructure certain contractual and debt obligations and the impacts of certain litigation. Although the Company intends to aggressively market for sale certain of its assets and subsidiaries for which it anticipates substantial proceeds, there is no assurance as to whether they will be sold or the price or timing of such sales. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern.

                              KENETECH CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED) for the thirteen weeks ended March 30, 1996
                                and April 1, 1995

3. Net Loss Per Share

   Net loss per share amounts (in thousands, except per share amounts) were calculated as follows:

                                                         March 30,   April 1,
                                                           1996       1995

   Net loss                                              $(16,750)   $(3,051)
   Less preferred stock dividends                          (2,141)    (2,141)
                                                         --------    -------
   Net loss used in per share calculations               $(18,891)   $(5,192)
                                                         ========    =======

   Weighted average shares used in per share
      calculations                                         36,638     36,073

   Net loss per share                                    $  (0.52)   $ (0.14)
                                                         ========    =======

   Preferred stock dividends are deducted from net loss for the calculation of net loss per share. Since the Company incurred net losses during the periods, common stock equivalents are not included in weighted average shares used in the calculations of net loss per share since they would be anti-dilutive (reducing the amount of net loss per share).

4. Cash Flow Information

   Short term investments purchased with original maturities of three months or less are considered cash equivalents. Additional cash flow information (in thousands) is presented below:

                                                         March 30,   April 1,
                                                           1996       1995
   Non cash investing activities:
     Capital leases for equipment                        $   -       $  163
                                                         =======     ======

   Supplemental cash flow information: Cash paid (received) for:
      Income taxes paid                                  $    13     $   68
      Income taxes refunded                                 (420)      (124)
                                                         -------     ------
        Net cash flow from income taxes                  $  (407)    $  (56)
                                                         =======     ======

      Interest paid                                      $ 2,768     $2,459
        Capitalized interest                                (337)      (299)
        Interest accrued but not paid, net                 4,578      3,730
        Interest paid but accrued in prior periods        (1,414)    (1,235)
        Amortization of deferred financing costs             139        431
                                                         -------     ------
         Interest expense                                $ 5,734     $5,086
                                                         =======     ======

   Capitalized interest charged to costs of revenues totaled $337 for the thirteen weeks ended March 30, 1996 and $443 for the comparable 1995 period.

                              KENETECH CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED) for the thirteen weeks ended March 30, 1996
                                and April 1, 1995

5. Inventories

   Inventories (in thousands) at March 30, 1996 and December 31, 1995 consisted of:

                                                         March 30, December 31,
                                                           1996       1995
    Current inventories:
     Work-in-process                                     $ 5,750     $5,616
     Unassembled parts and supplies                       10,692     15,114
     Projects held for sale:
      Texas Windplant                                      3,568      3,568
      Costa Rica Windplant                                16,959     14,386
     Reserve                                                (327)       -
                                                         -------     -------
         Total current inventories                       $36,642     $38,684
                                                         =======     =======

    Long-term inventories:
     Long-term inventories                               $33,177     $33,177
     Reserve                                             (14,746)    (14,746)
                                                         -------     -------
         Total long-term inventories                     $18,431     $18,431
                                                         =======     =======

   Work-in-process consists of parts which have been assigned to a work order and are in the process of being assembled. Projects held for sale include a 25% ownership interest in a 35 megawatt Windplant which the Company completed construction of in Texas in September 1995 and a 20 megawatt Windplant the Company is currently constructing in Costa Rica under an agreement with a third-party developer. The Company's intention is to sell substantially all of its investment in these Windplants in the near term. However, there can be no assurance that the Company will be successful in marketing these projects. In addition, the amount outstanding on the Windplant construction line (see
   Note 6) relates to the Costa Rica Windplant.

6. Revolving Credit Agreements

   On September 30, 1994, the Company entered into a two year revolving credit agreement (the Windplant construction line) to finance the construction of Windplants with a group of seven banks. This agreement requires the Company to meet certain financial ratios and net worth tests. As of March 30, 1996, the Company was not in compliance with these financial ratios or net worth requirements. In February 1996 the Company entered into a Waiver Agreement with the banks that did not include waivers of the financial ratios and tests. Under terms of the Waiver Agreement, the Company agreed to suspend payment of dividends on its preferred stock so long as borrowings remain outstanding. Also, any borrowings under the line require unanimous consent of the bank group. The maximum available under the line is $75,000,000 depending upon the collateral available from projects sold and under construction. As of March 30 and May 1, 1996, there was $12,050,000 in borrowings outstanding which is included in current liabilities and no amounts committed as letters of credit or bankers' acceptances under this revolving credit agreement. Amounts borrowed under this line bear interest, at the Company's discretion, at the higher of the bank's prime rate or federal funds rate plus 0.5% or at LIBOR. The effective interest rate at March 30, 1996 was 8.25%. It is unlikely that future borrowings will be available under this bank line.

   The Company maintains an additional revolving credit agreement for working capital purposes. As of March 30, 1996 there was $5,000,000 in borrowings outstanding which bears interest at the prime rate (8.25% at March 30, 1996) and $2,500,000 was committed under letters of credit. This agreement requires the Company to meet certain financial ratios, net worth tests and indebtedness tests. At March 30, 1996 the Company was not in compliance with the covenants of this agreement. In April 1996, the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary through April 30, 1997. Amounts borrowed under this line bear interest at 1% above the bank's prime rate. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the

                              KENETECH CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED) for the thirteen weeks ended March 30, 1996
                                and April 1, 1995

   $5,000,000 which was outstanding at March 30, 1996 and which also provided cash collateral for up to $2,500,000 in outstanding letters of credit. The term loan is amortized quarterly over a seven year period. However, the loan becomes immediately payable on the sale of the Company's construction subsidiary. The agreement requires the Company's construction subsidiary to meet certain net worth, financial ratio and debt service coverage tests. Amounts borrowed under this term loan bear interest at the bank's prime rate through August 31, 1996 and at 2% above the bank's prime rate thereafter. The ability of the construction subsidiary to transfer cash to KENETECH Corporation is limited by provisions of this line of credit. The amount subject to such restriction was $7,300,000 at March 30, 1996.

7. Senior Secured Notes Payable and Other Notes Payable

   In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $1,113,000 at December 31, 1995. Interest on these notes is due June 15 and December 15 of each year. The Notes are secured by the stock of all material subsidiaries representing net assets at December 31, 1995 of approximately $39,755,000. The Notes are redeemable, at the option of the Company, beginning December 15, 1997 at 106% of par, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

   Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain convenants, the most restrictive of which place limitations on payments of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates.

   The Company is not in compliance with the covenants of its Windplant construction line, however; no demand for payment of the amounts outstanding has been made. The senior secured note indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. Certain agreements related to other notes payable contain events of default which allow the lenders to accelerate repayment of that debt should an event of default occur on debt of the Company which could cause such other debt to be accelerated.

8.   Contingencies

   On September 28, 1995 a complaint was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California alleging federal securities laws violations. On November 2, 1995 an amended complaint was filed naming additional defendants, including underwriters of the Company's securities. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its Model KVS-33 wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief. The Company intends to contest the action vigorously. It is not feasible to predict or determine whether the ultimate outcome of these matters will have a material adverse effect on the Company's financial position.

   The Company is a party to various legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against those actions in which the Company is a defendant. After reviewing such proceedings with counsel, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                              KENETECH CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED) for the thirteen weeks ended March 30, 1996
                                and April 1, 1995

9.   Subsequent Events

   In conjunction with management's plans to address its liquidity the following transactions were entered into after March 30, 1996.

        1) In April 1996, the Company signed a purchase and sale agreement for its subsidiary which holds equity investments in several funds which make investments in power projects. The price is subject to adjustment after due diligence; however the Company does not anticipate incurring a loss on the sale of this approximately $9,000,000 asset.

        2) Also in April 1996 the Company signed an agreement to sell its demand side management business. The buyer paid and deposited approximately $400,000 in cash and assumed the debt associated with these operations. The final sales price will be adjusted for operations during the period between the end of the first month and closing. However, the Company does not anticipate incurring a loss on this sale.

        3) In May 1996 the Company signed a binding term sheet for the sale of its subsidiary which supplies wood fuel to wood-fired electric power plants for net book value plus $100,000 or approximately $1,500,000.

        4) Also in May 1996 the Company sold a manufacturing facility in Waco, Texas. The Company received approximately $1,200,000 in cash from the sale of this building.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Overview

      As a provider of products and services to the utility industry, KENETECH participates in the electric utility market in two principal ways. First, the Company is a manufacturer, developer and operator of utility-scale wind powered electric powerplants. The Company manufactures wind turbines and designs and constructs Windplants which incorporate large arrays of such turbines. Second, the Company develops, constructs, sells, and operates thermal power projects. These projects utilize environmentally preferred generating technologies, principally combined cycle cogeneration facilities fueled by natural gas and medium-sized steam turbine units fired by biomass fuels (primarily wood). The output from these projects is sold under long-term power purchase contracts. The Company sells these projects to third parties and, generally, retains a minority interest.

      Seasonality and variability of the wind. The Company's revenues from Windplant energy sales and management and maintenance fees from Windplants reflect the seasonality and variability of the wind resource. A substantial portion of the Company's installed base is currently located in California, where approximately 80% of the wind and associated revenues typically occur in the second and third quarters of the year. As a result, the Company has historically experienced losses from Windplant operations in the first and last quarters of the year. In addition to these seasonal patterns, the wind resource and associated revenues have varied from year to year. Windplant design is based on the average winds expected at a site over an extended period of time, based on governmental data and site-specific data collected by the Company. However, for shorter periods of time, variations from average winds are likely and can be significant.

      Results of Operations

      KENETECH incurred a net loss of $16.8 million during the first quarter of 1996 compared to $3.1 million for the first quarter of 1995. As expected, the same factors which resulted in a significant change in the Company's short-term prospects during 1995 continue to reflect themselves in 1996's first quarter of operations. These factors are:

      i. Mechanical problems with the KVS-33 turbine. Sales of the Company's model KVS-33 turbine commenced in late 1993 and the Company believed this variable speed machine would generate substantial growth for the Company. During 1995, mechanical problems with the machines installed in 1994 and 1995 began to appear, especially in more severe weather environments. The Company incurred substantial costs in 1995 as a result of the problems with the KVS-33. During 1995 the fleet of KVS-33's experienced a number of technical failures. These include cracking and breaking of blades, failures in pitch and yaw drive systems and cracks in the transmission housing of machines. The Company is putting in place, both on a specific location and fleet wide basis, several engineering improvements and software design changes intended to address these problems and continues to work on long-term solutions in areas where exposure to the fleet continues. Nonetheless, the Company is not certain that it has economically feasible solutions for all of the failures of the KVS-33.

      ii.Fundamentals of the domestic  electric power industry.  During 1995 the domestic electric power industry was subjected to the uncertainties and pressures of deregulation. In the United States, utilities are experiencing significant changes in their businesses. A market structure transitioning from regulated monopolies to open competition may result in significant restructuring of utilities in the long run and has resulted in exceptionally low prices for power in the short run. The price which utilities will pay for electric power based upon their avoided costs is at a historical low and is forecasted to remain lower for the foreseeable future than the Company previously anticipated.

      The individual and interactive effects of these events have significant effects on the financial condition and results of operations of the Company as discussed below.

      Quarter ended March 30, 1996 and April 1, 1995

                                                Quarter Ended
                                   March 30, 1996           April 1, 1995
                                                (in millions)
                                                  Gross                   Gross
                                Revenues  Costs  Margins Revenues Costs  Margins
      Windplant sales           $  3.4   $  3.3  $  0.1  $ 47.0  $ 34.3  $ 12.7
      Construction services       10.9      9.3     1.6    13.0    12.1     0.9

      Maintenance, management
        fees and other (1)         7.3      n/a     7.3     7.1     n/a     7.1
      Energy sales (1)             4.8      n/a     4.8     4.4     n/a     4.4
      Energy plant
        operations (1)             n/a     14.5   (14.5)    n/a    15.3   (15.3)
                                ------   ------  ------  ------  ------  ------
         Total energy plant
           operations              12.1    14.5    (2.4)   11.5    15.3    (3.8)

      Energy management services 0.7 0.2 0.5 2.1 1.1 1.0 Interest on partnership notes
        and funds in escrow         0.6     n/a     0.6     1.2     n/a     1.2
                                 ------  ------  ------  ------  ------  ------
           Total                 $ 27.7  $ 27.3  $  0.4  $ 74.8  $ 62.8  $ 12.0
                                 ======  ======  ======  ======  ======  ======

      (1)Maintenance, management fees and other revenues are earned by the Company for maintaining and operating Windplants and thermal power plants owned by third parties and from the sale of fuel to wood-fired electric power plants. Energy sales are the revenues generated by Windplants and a thermal power plant owned by the Company. Energy plant operations expenses are incurred to generate these revenues.

         Windplant sales decreased to $3.4 million for the quarter ended March 30, 1996 from $47.0 million for the comparable period in 1995 due to decreased activity in 1996. During the first quarter of 1996 the Company sold wind turbines to an affiliated partnership to replace machines which had been destroyed by a severe wind storm in West Texas. The Company received cash to cover its direct costs and has deferred any margin until receipt of cash related to such. The only other Windplant sales that occurred during the first quarter of 1996 were miscellaneous parts sales. By comparison 1995's first quarter activities included continued construction on a Windplant in Texas, the sale of Windplants under construction in Spain and The Netherlands and the sale of Windplant equipment to a third party developer in India. Gross margin decreased for the quarter ended March 30, 1996 to 3% of Windplant sales from 27% for the comparable period in 1995 primarily due to the deferral of margin for 1996's turbine sales.

         Construction services revenues (recorded under the percentage-of-completion method) decreased to $10.9 million for the quarter ended March 30, 1996 from $13.0 million for the comparable period in 1995; however the gross margin increased to 15% for the quarter ended March 30, 1996 from 7% for the comparable period in 1995. Both of these are attributable to a 126 MW cogeneration plant construction job with a low margin which was completed during 1995. The size and low margin on this project impacted the results of construction service activities in the first quarter of 1995. Also, the gross margin for the first quarter of 1996 was favorably impacted by the resolution of change orders on another cogeneration project. The Company intends to sell this operation in 1996.

         Energy  plant  operations.   The  discussion   regarding  energy  plant
         operations aggregates revenues earned from maintaining and managing Windplants and thermal power plants owned by third parties, energy sales from Windplants and a thermal power plant owned by the Company, and sales of fuel to wood-fired electric power plants with the expenses incurred to generate these revenues.

            Maintenance,  management  fees and other  revenues  increased  $0.2 million to $7.3 million for the quarter ended March 30, 1996 compared to $7.1 million for the comparable period in 1995. This small increase is the net effect of:

            i. an increase in maintenance  and  management  fees resulting from the additional capacity the Company is operating for others. This additional capacity relates to the KVS-33 Windplants which were sold and began operations in 1995.

           ii. a decrease in deferred revenue recognized. This deferred revenue relates to Windplants sold prior to 1990 which was being recognized as the principal on the related partnership notes was received. The Company has been reacquiring Windplants from the partnerships to which these Windplants were originally sold. The Company purchased substantially all the assets of four affiliated windpower partnerships (subsidiaries of the Company had general partner interests of 1%) in the later part of 1994 and of two affiliated windpower partnerships in 1995. In conjunction with these buybacks, full payment of the partnership notes is received and the related deferred revenue reduces the cost basis of the Windplant asset recorded on the Company's books.

            Energy sales increased to $4.8 million for the quarter ended March 30, 1996 from $4.4 million due to the interaction of:

            i. an increase in production.  The increased production results from the  interaction  of the  capacity  operated  for  the  Company's accounts and the wind resource. Through the aforementioned buybacks, the Windplant capacity producing energy for the Company's accounts increased to approximately 178 MW during the first quarter of 1996 from approximately 167 MW during the first quarter of 1995. The average wind speed was 12.4 miles per hour
               (mph) in the Altamont Pass region of California during the first quarter of 1996 compared to 10 mph during the comparable 1995 period. The majority of the Windplants generating energy for the Company's accounts are located in the Altamont Pass region of California.

            ii.a decrease in the price  received for energy.  The average  price earned per kWh for energy generated by Windplants owned or leased by the Company was 5.3 cents during the first quarter of 1996 compared to 8.7 cents during 1995's comparable period. All Windplants located in California which are owned or leased by the Company (with the exception of a Windplant in the Tehachapi region of California) sell electricity under the Power Purchase Agreements (PPA's) that require Pacific Gas and Electric Company, Inc. (PG&E) to take and pay for all electricity produced and delivered. Each PPA has a term of approximately 30 years and, for the first nine to ten years, provides for specified fixed prices to be paid for the electrical energy and capacity delivered based on short-run avoided cost of energy, and a capacity payment determined by a formula set forth in the PPA.

               As of January 1996 the fixed price period had ended for 73% of the capacity generating energy for the Company's accounts. For the remaining 27%, the fixed price period will end December 1997.

               After the fixed price period, the price paid is based on a combination of capacity and energy payments. The energy portion is based on the utilities short run avoided cost of energy and the capacity portion is based on a formula set forth in the PPA. Based on today's "avoided cost" energy prices, revenues will materially decline when fixed price periods end.

            Energy plant operations, the expenses related to energy sales, maintenance and management fees, and wood fuel sales decreased $0.8 million to $14.5 million for the quarter ended March 30, 1996 from $15.3 million for the comparable period in 1995. This decrease is the net effect of:

            i. a decrease in lease  expenses of $1.4 million  since the Company acquired a Windplant it had previously leased, and
            ii.an increase in activity  since the Company  maintains  and operates additional KVS-33 Windplants which were sold and began operations in 1995, as mentioned above.

      Energy management services revenues decreased to $0.7 million for the quarter ended March 30, 1996 from $2.1 million for the comparable period in 1995. This operation was sold in the second quarter of 1996 (see Note 7 to the consolidated financial statements).

      Interest on partnership notes and funds in escrow decreased to $0.6 million for the quarter ended March 30, 1996 from $2.1 million for the comparable period in 1995, as a result of lower outstanding balances of notes and escrowed amounts on which such interest is earned. The decreases in interest bearing balances are primarily related to the payments received on partnership notes in conjunction with the Company's acquisition of such partnerships. These are the transactions which increased the Company's capacity (mentioned previously in the discussion regarding energy sales) and decreased the deferred revenue recognized as discussed above in regards to maintenance, management fees and other revenues.

      Project development and marketing expenses increased for the quarter ended March 30, 1996 to $2.0 million from $1.6 million for the comparable period in 1995. However, during the first quarter of 1995 the Company incurred $4.2 million of expenditures related to project development and marketing of which $2.6 million was capitalized or allocated to cost of sales. By comparison the Company incurred $2.2 million in the first quarter of 1996 of which only $0.2 million was allocated to cost of sales.

      Engineering expenses decreased to $2.6 million for the quarter ended March 30, 1996 compared to $2.7 million for the comparable period in 1995.
      However, during the first quarter of 1995 the Company incurred $3.7 million of engineering expenditures of which $1.0 million was capitalized. By comparison the Company capitalized no engineering expenditures in the first quarter of 1996.

      General and administrative expenses decreased to $7.1 million for the quarter ended March 30, 1996 from $7.6 million for the comparable period in 1995. However, during the first quarter of 1995 the Company incurred $10.8 million of general and administrative expenditures of which $3.2 million was allocated to projects (allocated to cost of sales or capitalized). By comparison, the Company incurred $9.0 million in the first quarter of 1996 of which only $1.9 million was allocated to projects. Legal expense was the component of general and administrative expenses which increased the most for the first quarter of 1996 when compared to the first quarter of 1995 primarily due to implementation of management's plan to address its liquidity and future operations. Furthermore legal expenses can be expected to be a significant cost during 1996.

      Interest income decreased to $0.5 million for the quarter ended March 30, 1996 from $1.0 million for the comparable period in 1995 due to lower interest earned as a result of declining cash and investment balances.

      Interest expense increased to $5.7 million for the quarter ended March 30, 1996 from $5.1 million for the comparable period in 1995 due to increased bankline borrowings. There were no bankline borrowings outstanding during the first quarter of 1995. By comparison there was $13.2 million and $17.1 million outstanding at December 31, 1995 and March 30, 1996, respectively under this agreement.

      Equity loss of unconsolidated affiliates. Equity investments in affiliates resulted in a net loss of $0.2 million for the quarter ended March 30, 1996, compared to a net loss of $1.1 million for the comparable period in 1995 due to the differing performance of investments accounted for on the equity method.

      Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for the quarter ended March 30, 1996 as compared to a benefit of $2.1 million for the comparable period in 1995. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit.

      Liquidity and Capital Resources

      The Company develops and sells Windplants and thermal power plants rather than retaining significant ownership in them. The Company generally retains a small equity interest in its projects. As the project developer, the Company incurs costs prior to the commencement of construction. Ordinarily, sale proceeds are received upon completion of construction from investors and secured project financing sources. The Company requires substantial capital resources for the construction of Windplants and thermal power plants. The time required to develop and complete the Company's projects has become longer due to regulatory approvals and other factors; therefore, holding costs and working capital requirements have increased.

      Operating activities

      During the first quarter of 1996 operations activities provided cash of $4.9 million primarily from the collection of $25.6 million of receivables. These receipts were for the sale of the Windplant project in The Netherlands, construction services, and operations and maintenance work. The Company expects a loss from operations in 1996.

      Investing activities

      During the first quarter of 1996 the Company contributed $1.8 million to affiliates. Of this amount $1.5 million related to investments in affiliates that were sold in the second quarter of 1996 (see Note 9). The Company, also, capitalized $1.1 million of its development activities for the continued work on a thermal power project in Puerto Rico.

      Financing activities

      During the first quarter of 1996 the Company borrowed $3.9 million on the revolving credit agreement to finance the construction of Windplants for work being performed on a 20 megawatt Windplant the Company is constructing in Costa Rica under an agreement with a third-party developer (see Note 5). Also during the first quarter of 1996 the Company paid $3.8 million of principal on other notes payable.

      Liquidity

      Status

      At March 30, 1996 the Company's working capital deficit is $24.3 million, which is $21.1 million greater than at December 31, 1995. Included in working capital at March 30, 1996 are $10.7 million of inventory components of the KVS-33. The Company intends to use its remaining inventory for future sales or in existing Windplant projects. Accordingly the Company utilized inventory during the first quarter of 1996 for turbines sold to an affiliated partnership to replace machines which had been destroyed by a severe wind storm in West Texas (see discussion regarding Windplant sales). Also included in inventory are projects held for sale of $20.5 million, including a Windplant in Costa Rica which is nearly complete and a 25% interest in a 35 megawatt Windplant in Texas.

      During the first quarter of 1996 the Company's liquidity became severely constrained. The Company projects negative operating cash flows in 1996 and certain lenders and other creditors are seeking repayment and or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through asset sales (see note 9), financing or other means. In that regard, the Company has targeted certain subsidiaries, projects held for sale in inventory and other assets. The Company believes substantial proceeds (and gains) could result from these sales; however, there can be no assurances that such sales can be consummated or that substantial proceeds can be received. If the Company is unable to sell these or other assets its liquidity will be further constrained.

      Non-recourse project financing is obtained prior to construction for 80% to 90% of the costs of thermal power plants and is assumed by the purchaser when the Company sells its interest. In September 1994 the Company entered into a two year revolving credit agreement to finance construction of Windplants with a group of seven banks. This agreement requires the Company to meet certain financial ratios and net worth tests.

      As of March 30, 1996 the Company was not in compliance with these financial ratios or net worth requirements. In February 1996 the Company entered into a Waiver Agreement with the banks that did not include waivers of the financial ratios and net worth tests. Under terms of the Waiver Agreement, the Company agreed to suspend payment of dividends on its preferred stock so long as borrowings under this agreement remain outstanding. Also, any borrowings under the line require unanimous consent of the bank group. This construction line has an availability in the form of cash borrowings, letters of credit and bankers' acceptances up to $75.0 million depending upon the collateral available from projects sold and under construction. As of March 30 and May 1, 1996, there was $12.1 million outstanding (the maximum under collateral available) and no amounts committed as letters of credit or bankers' acceptances. It is unlikely that future borrowings will be available under this bank line.

      The  Company  also  maintains  a revolving  credit  agreement  for working capital purposes. As of March 30, 1996 there was $5.0 million in borrowings outstanding which bears interest at the prime rate (8.25% at March 30, 1996) and $2.5 million was committed under letters of credit. This agreement requires the Company to meet certain financial ratios, net worth tests and indebtedness tests. As of March 30, 1996 the Company was not in compliance with the agreement. During the second quarter of 1996, the Company renegotiated the revolving credit agreement to provide for up to $5.0 million for working capital purposes for the Company's construction subsidiary through April 30, 1997. Amounts borrowed under this line bear interest at 1% above the bank's prime rate. The renegotiated agreement also provided a term loan of $7.5 million which was used to pay the $5.0 million which was outstanding at March 30, 1996 and which also provided cash collateral for up to $2.5 million in outstanding letters of credit. The term loan is amortized quarterly over a seven year period. However, the loan becomes immediately payable on the sale of the Company's construction subsidiary. The agreement requires the Company's construction subsidiary to meet certain net worth, financial ratio and debt service coverage tests. Amounts borrowed under this term loan bear interest at the bank's prime rate through August 31, 1996 and at 2% above the bank's prime rate thereafter. The ability of the construction subsidiary to transfer cash to KENETECH Corporation is limited by provisions of this line of credit. The amount subject to such restriction was $7.3 million at March 30, 1996.

      The Company is not in compliance with the covenants of its Windplant construction line, however; no demand for payment of the amounts outstanding has been made. The senior secured note indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. Certain agreements related to other notes payable contain events of default which allow the lenders to accelerate repayment of that debt should an event of default occur on debt of the Company which could cause such other debt to be accelerated.

      Strategy

      The consolidated financial statements as of and for the quarterly period ended March 30, 1996 and as of and for the year ended December 31, 1995 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in the first quarter of 1996 and in 1995, has negative working capital and its liquidity has become severely constrained. The Company projects negative operating cash flows in 1996 and certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

      Management's plans to address its liquidity and its future operations include:

         1) The sale of certain assets, primarily development projects and subsidiaries not engaged in windpower activities, for which it expects to receive substantial cash proceeds and gains.

         2) The  reduction  of  certain  operating   expenditures  and  use  of
            alternative strategies to maximize opportunities on development projects.

         3) Negotiations of certain operating, maintenance and other obligations where feasible with partnerships, third party owners, lenders, suppliers and other creditors.

         4) The continuation of a significant retrofit program for KVS-33 turbines.

         5) The manufacturing of additional KVS-33 turbines out of inventory.

         6) The continued development of an advanced wind turbine.

      There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern.

      Risks and Uncertainties

      There are numerous risks and uncertainties which may prevent the Company from successfully implementing its strategy. These include the failure to sell assets or subsidiaries within the necessary time frame or for the estimated amounts, failure of the retrofits to resolve the KVS-33 performance problems, continued declines in the amount that utilities will pay for electricity based upon "avoided costs", failure to find an adequate market for the sale of wind turbines produced by the Company and failure to repay or restructure certain contractual and debt obligations. Although the Company intends to aggressively market for sale certain of its assets and subsidiaries for which it anticipates substantial proceeds, there is no assurance as to whether they will be sold or the price or timing of such sales. The Company continues to evaluate other strategies and opportunities which include merger, sale or bankruptcy.

      The mechanical problems associated with the KVS-33 model turbine have only recently been diagnosed and although the Company believes it has developed solutions that can be implemented to restore operational integrity to the turbines, these solutions have not been fully evaluated. The Company is obligated for the long term performance of the turbine and the actual costs to retrofit the previously sold and installed KVS-33 turbines could be higher or lower than the amounts accrued at December 31, 1995.

      The current mechanical problems with the KVS-33 and the decline in the price paid domestically for electricity make marketing wind turbines and financing Windplant projects more difficult and will impact the sales price and margins of future sales including sales of units to be completed with inventory on hand. These events combined with future negative cash flows on certain maintenance and management contracts decrease the Company's liquidity.

Part II

Item 4.     Submission of Matters to a Vote of Security Holders.

      (a)   None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   None.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                              KENETECH Corporation



                                                 By: /s/ Mark D. Lerdal
       Date                                              Mark D. Lerdal
                                                         President and
                                                    Chief Executive Officer






                                                By:  /s/ Nicholas H. Politan
       Date                                              Nicholas H. Politan
                                                       Chief Financial Officer






                                                 By: /s/ Mervin E. Werth
       Date                                              Mervin E. Werth
                                                     Corporate Controller and
                                                   Principal Accounting Officer