Form 10-Q
period 1996-06-30
KENETECH CORP
filed 1996-08-28
CIK 807708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark  One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      or

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

      On August 2, 1996, there were 36,826,098 shares of the issuer's Common Stock, $.0001 par value outstanding.

                           PART I - FINANCIAL INFORMATION



Part I

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the quarterly
              periods ended June 30, 1996 and July 1, 1995                  3

            Consolidated Statements of Operations for the twenty-six
              weeks ended June 30, 1996 and July 1, 1995                    4

            Consolidated Balance Sheets, June 30, 1996 and
              December 31, 1995                                             5

            Consolidated Statement of Stockholders' Equity for
              the twenty-six weeks ended June 30, 1996                      6

            Consolidated Statements of Cash Flows for the
              twenty-six weeks ended June 30, 1996 and July 1, 1995         7

            Notes to Consolidated Financial Statements                 8 - 13

Item 2. Management's Discussion and Analysis of Financial Condition

        and Results of Operations.                                    14 - 22


Part II

Item 3.     Defaults Upon Senior Securities.                               23

Item 6.     Exhibits and Reports on Form 8-K.                              23

                              KENETECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarterly periods ended June 30, 1996 and July 1, 1995
               (unaudited, in thousands, except per share amounts)

                                                         June 30,     July 1,
                                                           1996        1995
                                                       (See Note 1)
Revenues:
   Construction services                                 $ 12,498    $ 16,170
   Maintenance, management fees and other                   7,238      10,504
   Energy sales                                             5,429      12,972
   Windplant sales                                          3,560      57,560
   Interest on partnership notes and funds in escrow          457       1,475
   Energy management services                                 309       2,167
                                                         --------    --------
     Total revenues                                        29,491     100,848

Costs of revenues:
   Construction services                                   10,839      16,017
   Energy plant operations                                  9,797      17,480
   Windplant sales                                            628      44,777
   Energy management services                                  64         770
                                                         --------    --------
     Total costs of revenues                               21,328      79,044

Gross margin                                                8,163      21,804

Engineering expenses                                        1,603       3,481
Project development and marketing expenses                  2,520       2,911
General and administrative expenses                         8,491       8,592
                                                         --------    --------

(Loss) Income from operations                              (4,451)      6,820

Interest income                                               299         475
Interest expense                                           (5,053)     (5,257)
Equity (loss) income of unconsolidated affiliates             (90)        530
Gain on sales of subsidiaries and fixed assets                253         -
                                                         --------    --------

(Loss) Income before taxes                                 (9,042)      2,568

Income tax provision                                       23,393       1,076
                                                         --------    --------

       Net (loss) income                                 $(32,435)   $  1,492
                                                         ========    ========

Net loss per common share                                $ (0.94)    $ (0.02)

Weighted average number of common shares used in
     computing per share amounts                          36,826      36,334


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the twenty-six weeks ended June 30, 1996 and July 1, 1995
               (unaudited, in thousands, except per share amounts)

                                                         June 30,     July 1,
                                                           1996        1995
                                                       (See Note 1)
Revenues:
   Construction services                                 $ 23,393    $ 29,118
   Maintenance, management fees and other                  14,507      17,596
   Energy sales                                            10,184      17,327
   Windplant sales                                          6,942     104,606
   Interest on partnership notes and funds in escrow        1,125       2,712
   Energy management services                               1,047       4,295
                                                         --------    --------
       Total revenues                                      57,198     175,654

Costs of revenues:
   Construction services                                   20,148      28,156
   Energy plant operations                                 24,270      32,741
   Windplant sales                                          3,972      79,081
   Energy management services                                 250       1,837
                                                         --------    --------
       Total costs of revenues                             48,640     141,815

Gross margin                                                8,558      33,839

Engineering expenses                                        4,205       6,194
Project development and marketing expenses                  4,522       4,537
General and administrative expenses                        15,587      16,180
                                                         --------    --------

(Loss) Income from operations                             (15,756)      6,928

Interest income                                               774       1,467
Interest expense                                          (10,787)    (10,343)
Equity loss of unconsolidated affiliates                      (90)       (586)
Gain on sales of subsidiaries and fixed assets                 66         -
                                                         --------    --------

Loss before taxes                                         (25,793)     (2,534)

Income tax provision (benefit)                             23,393        (975)
                                                         --------    --------

       Net loss                                          $(49,186)   $ (1,559)
                                                         ========    ========

Net loss per common share                                $ (1.46)    $ (0.16)

Weighted average number of common shares used in computing
   per share amounts                                       36,732      36,203


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                 (unaudited, in thousands, except share amounts)

                                       ASSETS
                                                         June 30,  December 31,
                                                           1996       1995
                                                       (See Note 1)
Current assets:
     Cash and cash equivalents                           $  8,427    $ 16,842
     Marketable securities                                  3,536         -
     Funds in escrow, net                                     611      12,531
     Accounts receivable                                   15,796      52,593
     Partnership notes and interest receivable, net           777       1,477
     Inventories                                            1,107      38,684
     Investment in power plant held for sale               19,985      19,951
     Deferred tax assets, net                                 -         2,764
     Other assets                                           3,181       5,980
                                                         --------    --------
      Total current assets                                 53,420     150,822

Accounts receivable and funds in escrow, net                4,122      21,031
Partnership notes and interest receivable, net              6,731      22,566
Inventories, net                                              -        18,431
Property, plant and equipment, net                         28,381     118,214
Power plants under development                             12,236      14,956
Investments in affiliates                                     190       9,686
Deferred tax assets, net                                   17,912      38,235
Other assets                                                6,819       7,308
                                                        ---------    --------

        Total assets                                     $129,811    $401,249
                                                         ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                    $ 18,549    $ 38,663
     Accrued liabilities                                   24,212      59,065
     Bank loan payable                                        -        13,200
     Debt associated with power plant held for sale        16,958      16,958
     Other notes payable                                   22,642      18,794
     Estimated warranty costs                                 -         7,374
     Senior secured notes payable                          98,946         -
                                                         --------    --------
      Total current liabilities                           181,307     154,054

Senior secured notes payable                                  -        98,887
Accrued loss on contracts                                   1,131      36,992
Other notes payable                                           -        53,161
Estimated warranty costs and other long-term obligations      964      62,643
Accrued dividends on preferred stock                        5,352       1,071
                                                         --------    --------

      Total liabilities                                   188,754     406,808
Commitments and contingencies
Stockholders' deficiency:
     Convertible preferred stock - 10,000,000 shares
      authorized, $.01 par value; issued and outstanding
      102,492,  $109,125 liquidation preference            99,561      99,561
     Common stock - 110,000,000 shares authorized, $.0001
      par value; issue and outstanding 36,826,098 in 1996
      and 36,533,836 in 1995                                    4           4
     Additional paid-in capital                           140,503     144,551
     Unearned compensation                                   (224)       (281)
     Cumulative foreign exchange                             (121)         86
     Accumulated deficit                                 (298,666)   (249,480)
                                                         --------    --------
      Total stockholders' deficiency                      (58,943)     (5,559)
                                                         --------    --------
        Total liabilities and stockholders' deficiency   $129,811    $401,249
                                                         ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  for the twenty-six weeks ended June 30, 1996
                 (unaudited, in thousands, except share amounts)




                                                                                          Cumulative
                              Convertible         Common Stock     Additional              Effect of
                             Preferred Stock        Series A        Paid-in    Unearned    Foreign   (Accumulated
                             Shares   Amount     Shares    Amount   Capital  Compensation  Exchange    Deficit)     Total
Balance, December 31, 1995    102,492 $ 99,561  36,533,836 $    4  $ 144,551  $    (281)   $     86   $(249,480)  $ (5,559)
  Issuance of common stock         -        -      292,262     -         234         -           -           -         234
  Recognition of unearned
     compensation                  -        -           -      -          -          57          -           -          57
  Preferred stock dividends        -        -           -      -      (4,282)        -           -           -     ( 4,282)
  Foreign exchange                 -        -           -      -          -          -         (207)         -        (207)
  Net loss                         -        -           -      -          -          -           -      (49,186)   (49,186)
                             -------- --------  ---------- ------  ---------  ---------    ---------  ----------  ---------

Balance, June 30, 1996        102,492 $ 99,561  36,826,098 $    4  $ 140,503  $   (224)    $   (121)  $(298,666)  $(58,943)
                             ======== ========  ========== ======  =========  =========    =========  ==========  =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              KENETECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the twenty-six weeks ended June 30, 1996 and July 1, 1995
                            (unaudited, in thousands)


                                                         June 30,     July 1,
                                                           1996        1995
                                                       (See Note 1)
   Cash flows from operating activities:
      Net loss                                           $(49,186)  $  (1,559)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Subsidiary bankruptcy filing                         -           -
         Deferred income taxes                             23,393      (1,164)
         Depreciation, amortization and other              (2,050)     11,414
         Changes in assets and liabilities:
            Funds in escrow, net                            2,870       4,057
            Accounts receivable                            25,024     (41,840)
            Partnership notes and interest receivable, net    290       5,230
            Inventories                                     1,496     (20,139)
            Power plants under development                    -        (1,282)
            Other assets                                     (935)       (183)
            Accounts payable and accrued liabilities       (6,851)    (12,091)
            Estimated warranty costs                       (1,491)        402
            Accrued loss on contracts                      (2,157)        -
                                                         --------    --------
             Net cash used in operating activities         (9,597)    (57,155)

   Cash flows from investing activities:
      Marketable securities:
        Sales                                                 -        19,949
        Purchases                                          (3,536)       (481)
      Acquisition of Century Contractors West Inc.            -        (1,360)
      Additions to property plant and equipment              (390)    (19,414)
      Proceeds from sales of subsidiaries and assets        8,115       2,413
      Investments in affiliates:
        Contributions                                      (1,814)     (6,197)
        Distributions                                         522         520
      Power plants under development                       (4,765)        -
                                                         --------    --------
             Net cash used in investing activities         (1,868)     (4,570)

   Cash flows from financing activities: Other notes payable:
        Proceeds                                              -         1,678
        Payments                                           (3,700)     (8,493)
      Proceeds on bank loan borrowings                     11,516      56,000
      Payments on bank loan borrowings                     (5,000)        -
      Proceeds from issuance of common stock, net             234       1,867
      Payment of preferred stock dividends                    -        (4,282)
                                                         --------    --------
            Net cash provided by financing activities       3,050      46,770
                                                         --------    --------

   Decrease in cash and cash equivalents                   (8,415)    (14,955)
      Cash and cash equivalents at beginning of period     16,842      42,618

      Cash and cash equivalents at end of period         $  8,427    $ 27,663
                                                         ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               for the quarterly period and twenty-six weeks ended
                         June 30, 1996 and July 1, 1995


1. GENERAL AND BASIS OF PRESENTATION

   The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation ("KENETECH" or the "Company") and certain subsidiaries. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1995, which include information as to significant accounting policies. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's interim financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of those of a full year. The Company's quarterly periods represent thirteen weeks of operations; accordingly, the second quarter of 1996 and 1995 ended June 30, 1996 and July 1, 1995 respectively.

   The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the periods ending June 30, 1996 and December 31, 1995 have been prepared assuming the Company will continue as a going concern. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under Chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. Although the Company continues to own the common stock of KWI and provides certain day-to-day management under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership and control will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying June 30, 1996 consolidated balance sheet. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows (see Note 3 on KWI).

   The Company has announced its intention to sell its construction subsidiary, CNF Industries, Inc. ("CNF"). Since the Company continues to own the common stock of CNF and controls its operations, the consolidated financial statements continue to reflect the consolidation of the assets, liabilities, revenues and expenses of CNF.

2. LIQUIDITY AND GOING CONCERN

   As stated above, the consolidated financial statements as of and for the periods ending June 30, 1996 and December 31, 1995 have been prepared assuming the Company will continue as a going concern. The Company incurred a significant loss in 1995, a substantial portion of which was a result of special charges. The Company also incurred a loss during the twenty-six week period ended June 30, 1996, has negative working capital and its liquidity is severely constrained. Also, as mentioned above, KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. Even excluding KWI, the Company projects negative operating cash flows for the remainder of 1996 and certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

   Management's plans to address its liquidity and its future operations excluding KWI include:

     1) The sale of certain assets, primarily development projects and subsidi-aries not engaged in windpower activities, for which it expects to receive substantial cash proceeds and gains. (see Notes 8 and 12).

     2) Discussion and negotiations of corporate obligations and commitments with lenders, suppliers and other creditors.

   There are numerous risks and uncertainties which may prevent the Company from successfully implementing its strategy. These include the failure to sell assets or subsidiaries within the necessary time frame or for the estimated amounts, and the impacts of certain litigation. Although the Company intends to aggressively market for sale certain of its assets and subsidiaries for which it anticipates substantial proceeds, there is no assurance as to whether they will be sold or the price or timing of such sales. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern.

                              KENETECH CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
               for the quarterly period and twenty-six weeks ended
                         June 30, 199 and July 1, 1995


3. UNCONSOLIDATED SUBSIDIARY

   As mentioned previously, KWI filed for protection on May 29, 1996 under Chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. Although the Company continues to own the common stock of KWI and provides certain day-to-day management under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership and control will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. The balance sheet of KWI as of June 30, 1996 was prepared under the guidance of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and not on a liquidation basis.


                            KENETECH WINDPOWER, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996
                            (unaudited, in thousands)

   Assets:                               Liabilities and Stockholder's
     Cash                     $  7,582   Deficiency:
     Funds in Escrow             8,108     Bank Loan Payable           $ 12,050
     Accounts Receivable        18,182     Accounts Payable              31,930
     Partnership Notes and                 Accrued Liabilities           27,752
      Interest Receivable       16,380     Accrued Warranty Liabilities  64,462
     Due From Affiliates           732     Accrued Loss on Contracts     33,704
     Inventories                32,264     Other Notes Payable           36,876
     Projects Held for Sale     17,850                                 --------
     Other Assets                3,771         Total Liabilities        206,774
     Net Property, Plant
      and Equipment             79,065     Stockholder's Deficiency     (12,821)
     Development Costs           7,541
     Investment in Affiliates    2,478
                              --------         Total Liabilities
          Total Assets        $193,953             and Equity         $ 193,953
                              ========                                 ========

   KWI's 1996 operations through May 29, 1996 are reflected in the accompanying consolidated financial statements. KWI's operating results for June 1996 generated a net loss of $164,000 which is not included in the consolidated income statement of the Company. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying June 30, 1996 consolidated balance sheet.

   Deferred Taxes:   As of December 31, 1995  KWI  had  recognized  a  valuation allowance equal to the balance of its net deferred tax assets due to the uncertainty regarding KWI's ability to utilize such assets.

   Bank Loan Payable: On September 30, 1994, KWI entered into a $75,000,000 two year revolving credit agreement (the Windplant construction line) to finance the construction of Windplants with a group of seven banks. This agreement requires KWI to meet certain financial ratios and net worth tests. In February 1996 the Company and KWI entered into a Waiver Agreement with the banks that did not include waiver of the financial ratios and net worth requirements. However, under the terms of this Waiver Agreement, the banks agreed to fund a draw request and waive declaring a default based upon a "material adverse change" and the Company agreed to suspend payment of dividends on its preferred stock so long as borrowings remain outstanding. On May 13, 1996 KWI and the banks agreed to reduce the size of the facility to $12,050,000 (the amount outstanding). As of June 30, 1996, there was $12,050,000 in borrowings outstanding and no amounts committed as letters of credit or bankers' acceptances under this revolving credit agreement. As of June 30, 1996 KWI was not in compliance with these financial ratios or net worth requirements; however, no demand for payment of the amounts outstanding has been made. KWI is negotiating with a third party buyer for the purchase of a project held for sale. The proceeds from this sale when consummated would repay the amount due under this revolving credit agreement.

                              KENETECH CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
               for the quarterly period and twenty-six weeks ended
                         June 30, 1996 and July 1, 1995


4. NET LOSS PER SHARE

   Net loss per share amounts (in thousands, except per share amounts) were calculated as follows:



                                       Quarterly Period Ended            Twenty-Six Weeks Ended
                                    June 30, 1996   July 1, 1995      June 30, 1996   July 1, 1995


   Net (loss) income                 $  (32,435)      $    1,492       $  (49,186)     $   (1,559)
   Less preferred stock dividends        (2,141)          (2,141)          (4,282)         (4,282)
                                     -----------      -----------      -----------     -----------
   Net loss used in per share
     calculations                    $  (34,576)      $     (649)      $  (53,468)     $   (5,841)
                                     ===========      ===========      ===========     ===========

   Weighted average shares used in
     per share calculations              36,826            36,334          36,732          36,203
                                     ===========      ===========      ===========     ===========

   Net loss per share                $    (0.94)          $ (0.02)      $   (1.46)     $    (0.16)
                                     ===========      ===========      ===========     ===========


   Preferred stock dividends are added to the net loss for the calculation of net loss per share. Since the Company incurred net losses during the periods, common stock equivalents are not included in weighted average shares used in the loss per share calculation since they would be anti-dilutive (reduce the loss per share).

5. CASH FLOW INFORMATION

    Short term investments purchased with original maturities of three months or less are considered cash equivalents. Additional cash flow information (in thousands) for the twenty-six week periods ended June 30, 1996 and July 1, 1995 is presented below:
                                                June 30,       July 1,
                                                  1996          1995

   Non cash investing activity:
     Capital leases for equipment               $    -        $    183
                                                ========      ========

   Supplemental cash flow information:  Cash paid (received) for:
     Income taxes paid                          $     17      $    225
     Income taxes refunded                          (420)         (125)
                                                --------      --------

         Net cash flow from income taxes        $   (403)     $    100
                                                ========      ========

     Interest paid                              $  3,403      $ 10,608
     Capitalized interest                           (587)       (2,625)
     Interest accrued but not paid, net            9,246         3,478
     Interest paid but accrued in prior periods   (1,554)       (1,560)
     Amortization of deferred financing costs        279           442
                                                --------      --------

         Interest expense                       $ 10,787      $ 10,343
                                                ========      ========


   Capitalized interest charged to costs of revenues totaled $587 for the twenty-six weeks ended June 30, 1996 and $2,297 for the comparable 1995 period.

                              KENETECH CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED) for the quarterly period and twenty-six weeks ended
                         June 30, 1996 and July 1, 1995


6. INVENTORIES

   Inventories  (in  thousands) at June 30, 1996 and December 31, 1995 consisted of:
                                                        June 30,   December 31,
                                                          1996         1995
     Current inventories:
      Work-in-process                                   $    -        $  5,616
      Unassembled parts and supplies                      1,107         15,114
      Projects held for sale:
        Texas Windplant (under construction in 1994)         -           3,568
      Projects in construction:
        Costa Rica Windplant                                 -          14,386
                                                        --------      --------
        Total current inventories                       $  1,107      $ 38,684
                                                        ========      ========

     Long-term inventories:
      Long-term inventory                                $   -        $ 33,177
      Reserve                                                -         (14,746)
                                                        --------      --------
        Total long-term inventories                     $    -        $ 18,431
                                                        ========      ========


   As of June 30, 1996 KWI has $50,114 of inventory including projects held for sale (see Note 3).

7. DEFERRED TAXES

   Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the tax basis of assets and liabilities and the reported amounts of these assets and liabilities for financial reporting purposes. SFAS No. 109 requires that a valuation allowance be recorded against deferred tax assets which are more likely than not to not be realized. The ultimate realization of the Company's net deferred tax asset will require taxable income in future years which the Company believes is more likely than not to be realized primarily from the sale of assets with appreciated values. The reduction of deferred tax assets of $23,393,000 charged to income tax expense in the quarter ended June 30, 1996 is attributable to the deferred tax assets generated by KWI which the Company may not be able to utilize due to KWI's bankruptcy filing.

                              KENETECH CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT(UNAUDITED) for the quarterly period and twenty-six weeks ended
                         June 30, 1996 and July 1, 1995


8. OTHER NOTES PAYABLE

   Other notes payable at June 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                        June 30,   December 31,
                                                          1996         1995
   Notes  bearing  interest  at  7.5%  to  11.5%, due
   in  equal   semi-annual installments  of principal
   and interest through 2003, collateralized  by
   Windplants and $25,862,000 of notes  receivable
   from the sale of Windplants                             $    -    $ 37,031

   Note bearing interest at 11.3%, due in equal annual
   installments of principal and interest through 2002,
   collateralized by a cogeneration facility owned by
   the Company and requires an escrow account                9,159      9,624

   Borrowings under a $15,000,000 term loan agreement,
   interest at specified rates through 2002 (11% at
   December 31, 1995)                                           -      14,512

   Notes bearing interest at 10.8%, due through 2001,
   collateralized by real property                              -       3,317

   Borrowings under a $5,000,000 revolving credit
   agreement bearing interest at 1% above the bank's
   prime rate through April 30, 1997                           166       -

   Borrowings  under a $7,500,000  term loan agreement
   bearing  interest at the bank's prime rate through
   August 31, 1996 and at 1% above the bank's prime rate
   thereafter, due in quarterly installments of $267,857
   plus interest through December 31, 2000 and $2,142,860
   due on March 31, 2001                                     7,500       -

   Borrowings  under  a  $4,400,000  revolving  loan
   agreement,  interest  rate selected by the Company
   from specified  alternatives (7.4% and 7.6% at June 30,
   1996 and December 31, 1995, respectively), semi-annually
   payable under a 15 year  amortization  schedule  with a
   balloon payment for the balance outstanding at January 2,
   1999, collateralized  by land,  building  and equipment   3,723      3,797

   Notes bearing interest at 7.0% due through 1999             600        600

   Other obligations bearing interest at 4.9% to 14.3% due
   through 1999, collateralized by equipment                 1,494      3,074
                                                           --------  --------
     Total other notes payable                              22,642     71,955
         Less current portion                              (22,642)    18,794
                                                           --------  --------
   Long term portion                                       $    -    $ 53,161
                                                           ========  ========


   The Company maintained an additional revolving credit agreement for working capital purposes which was due to expire on May 30, 1996. This agreement required the Company to meet certain financial ratios, net worth tests and indebtedness tests. In April 1996, the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary (CNF) through April 30, 1997. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the $5,000,000 which was outstanding at March 30, 1996 and which also provided cash collateral for up to $2,500,000 in outstanding letters of credit. The loan becomes immediately payable on the sale of CNF. The agreement requires CNF to meet certain net worth, financial ratio and debt service coverage tests. At June 30, 1996 CNF was not in compliance with these covenants. The bank has issued a notice of default letter because of the KENETECH Windower, Inc. bankruptcy filing and because of certain other covenant violations.

                              KENETECH CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED) for the quarterly period and twenty-six weeks ended
                         June 30, 1996 and July 1, 1995


    The bank stated in this letter that due to KWI's bankruptcy filing and the covenant violations it would not make any further advances under the revolving credit agreement. The ability of CNF to transfer cash to KENETECH Corporation is strictly limited by provisions of this line of credit. CNF's cash and marketable securities totaled $6,343,000 at June 30, 1996.

    As of June 30, 1996 KWI has $36,876,000 of other Notes Payable (see Note 3).

9.  SENIOR SECURED NOTES PAYABLE

    In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $1,054,000 at June 30, 1996. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the June 15, 1996 interest payment and is in default on the notes. Accordingly the notes are classified as current on the June 30, 1996 balance sheet. It is uncertain when or if future payments will be made. The Notes are redeemable, at the option of the Company, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

    Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain convenants, the most restrictive of which place limitations on payments of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates.

10.  CONTINGENCIES

   On September 28, 1995 a complaint was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California alleging federal securities laws violations. On November 2, 1995 an amended complaint was filed naming additional defendants, including underwriters of the Company's securities. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its Model KVS-33 wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief. The Company intends to contest the action vigorously. It is not feasible to predict or determine if the ultimate outcome of these matters will have a material adverse effect on the Company's financial position.

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

11.  SALES OF SUBSIDIARIES AND FIXED ASSETS

   In conjunction with management's plans to address its liquidity the following transactions were entered into during the second quarter of 1996:

   1) In April 1996, the Company signed a purchase and sale agreement for its subsidiary which holds equity investments in several funds which make investments in power projects. The Company received $4,500,000 in cash and the final price is subject to adjustment after due diligence. The
      Company's  equity  investment  (shown in "Investments in Affiliates")  was
      reduced  for this $4,500,000 received.   These  equity  investments  were
      recorded at approximately $9,300,000 prior to a write-down of $4,800,000 in 1995 based upon management's estimate of ultimate recoverability.

                              KENETECH CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
               for the quarterly period and twenty-six weeks ended
                         June 30, 1996 and July 1, 1995


   2) In the second quarter of 1996 the Company sold its demand side manage-ment business for approximately $400,000 in cash and assumption of the debt associated with these operations. The Company incurred no loss on the sale of these operations.

   3) In May 1996 the Company sold its subsidiary which supplies wood fuel to wood-fired electric power plants for approximately $1,970,000 in cash and the assumption of debt associated with these operations. The Company incurred no loss on the sale of these operations.

   4) In May 1996 the Company sold a manufacturing facility in Waco, Texas. The Company received approximately $1,200,000 in cash and incurred a small loss on the sale of this building.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      OVERVIEW

      Historically, the Company through its windpower subsidiary KENETECH Windpower, Inc. (KWI) was a manufacturer, developer and operator of utility-scale wind powered electric powerplants. KWI manufactured wind turbines and designed and constructed Windplants which incorporated large arrays of such turbines. As discussed below, as of May 29, 1996 KWI is no longer consolidated in the Company's financial statements. The Company is currently developing one large thermal power plant and marketing certain assets, primarily development projects and subsidiaries not engaged in windpower activities. As the project developer, the Company has incurred and expects to continue to incur substantial costs prior to the commencement of construction of this thermal powerplant.

      RESULTS OF OPERATIONS

      The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the periods ending June 30, 1996 and December 31, 1995 have been prepared assuming the Company will continue as a going concern. On May 29, 1996, KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. Although the Company continues to own the common stock of KWI and provides certain day-to-day management under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership and control will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. The Company's investment in KWI is recorded at zero in "Investments in Affiliates" in the accompanying June 30, 1996 consolidated balance sheet. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows (see Note 3 to the financial statements).

      KENETECH incurred a net loss of $32.4 million and $49.2 million during the second quarter and the twenty-six week period ending June 30, 1996 compared to income of $1.5 million and a loss of $1.6 million for the comparable 1995 periods. As expected, the same factors which resulted in a significant change in the Company's short-term prospects during 1995 continue to reflect themselves in 1996's operations

      QUARTERS ENDED JUNE 30, 1996 AND JULY 1, 1995

      The following table sets forth the Company's revenues, costs, and gross margin in millions of dollars derived from its products and services for the quarterly periods.

                                                Quarter Ended
                                    June 30, 1996           July 1, 1995

                                                 Gross                   Gross
                               Revenues  Costs  Margins Revenues Costs  Margins

      Construction services    $ 12.5   $ 10.8  $  1.7  $ 16.2  $ 16.0   $  0.2

      Maintenance, management
       fees and other (1)         7.2      n/a     7.2    10.5     n/a     10.5
      Energy sales (1)            5.4      n/a     5.4    13.0     n/a     13.0
      Energy plant
       operations (1)             n/a      9.8    (9.8)    n/a    17.5    (17.5)
                               ------   ------   ------ ------  ------   ------
        Total energy plant
          operations             12.6      9.8     2.8    23.5    17.5      6.0

      Windplant sales             3.6      0.6     3.0    57.5    44.8     12.7
      Interest on partnership
       notes and funds in escrow  0.5      n/a     0.5     1.5     n/a      1.5
      Energy management services  0.3      0.1     0.2     2.1     0.7      1.4
                               ------   ------  ------  ------  ------   ------

           Total               $ 29.5   $ 21.3  $  8.2  $100.8  $ 79.0   $ 21.8
                               ======   ======  ======  ======  ======   ======

      (1)Maintenance, management fees and other revenues are earned by the Company for maintaining and operating Windplants and thermal power plants owned by third parties and from the sale of fuel to wood-fired electric power plants. Energy sales are the revenues generated by Windplants owned or leased by the Company and a thermal power plant owned by the Company. Energy plant operations represents the expenses incurred to generate these revenues.

      Construction      services      revenues      (recorded      under     the
      percentage-of-completion method) decreased to $12.5 million for the quarter ended June 30, 1996 from $16.2 million for the comparable period in 1995; however the gross margin increased to 14% for the quarter ended June 30, 1996 from 1% for the comparable period in 1995. The fluctuation in revenues is attributable to a 95 MW cogeneration plant construction job started in March 1995 and completed prior to year-end. The low gross margin during the second quarter of 1995 was due to an unfavorable arbitration ruling which resulted in a $2.1 million expense. The Company intends to sell its construction subsidiary.

      Energy plant operations: The discussion regarding energy plant operations aggregates revenues earned from maintaining and managing Windplants and thermal power plants owned by third parties, energy sales from Windplants and a thermal power plant owned by the Company, and sales of fuel to wood-fired electric power plants with the expenses incurred to generate these revenues.

         Maintenance, management fees and other revenues decreased to $7.2 million for the quarter ended June 30, 1996 compared to $10.5 million for the comparable period in 1995 due to:

            i. the inclusion of only two months of operations of KWI in the con-
               solidated  income statement for the second quarter of 1996.

           ii. a decrease in deferred revenue recognized. This deferred revenue relates to Windplants sold prior to 1990 which was being recog-nized as the principal on the related partnership notes was received.

          iii. A decline of wood revenues because the Company sold, during the second quarter of 1996, the subsidiary that performed those operations.

         Energy sales decreased to $5.4 million for the quarter ended June 30, 1996 from $13.0 million due to:

            i. the inclusion of only two months of operations of KWI in the consolidated  income statement for the second quarter of 1996.

           ii. a decrease in the price received for energy. The average price per kWh earned by Windplants owned or leased by the Company was significantly lower during the second quarter of 1996 than 1995's comparable period because of the expirations of the fixed price periods in the Power Purchase Agreements 73% of the Windplants owned or leased by KWI operate under.

         Energy plant operations: The expenses related to energy sales, mainten-ance and management fees, and wood fuel sales decreased to $9.8 million for the quarter ended June 30, 1996 from $17.5 million for the compara-ble period in 1995. This decrease is the net effect of:

            i. the  inclusion of only  two months of  operations of  KWI in the consolidated  income statement during the second quarter of 1996.

           ii. a decrease in lease expenses since the Company acquired a Wind-plant it had previously leased, and

          iii. a decline in the costs of wood revenues because the Company sold, during the second quarter of 1996, the subsidiary that performed those operations.

      Windplant sales decreased to $3.6 million for the quarter ended June 30, 1996 from $57.5 million for the comparable period in 1995 due to decreased activity in 1996. During the second quarter of 1996 the Company sold wind turbines to an affiliated partnership to replace machines which had been destroyed by a severe wind storm in West Texas and miscellaneous parts sales. By comparison 1995's second quarter activities included continued construction on the Windplant in Texas, the sale of Windplants under construction in Spain and The Netherlands and the sale of Windplant equipment to a third party developer in India. Gross margin increased for the quarter ended June 30, 1996 to 83% of Windplant sales from 22% for the comparable period in 1995. This significant fluctuation in gross margin results from the Company recognizing the gain on the sale of the replacement turbines in Texas when cash related to such gain was received. During the first quarter of 1996 the Company received cash to cover its direct costs and deferred any margin until receipt of additional cash, which occurred in the second quarter.

      Interest on partnership notes and funds in escrow decreased to $0.5 million for the quarter ended June 30, 1996 from $1.5 million for the comparable period in 1995, as a result of:

            i. lower outstanding balances of notes and escrowed amounts on which such interest is earned. The decreases in interest bearing balances are primarily related to the payments received on partnership notes in conjunction with the Company's acquisition of such partnerships.

           ii. the inclusion of only two months of operations of KWI in the consolidated income statement during the second quarter of 1996.

      Energy management services revenues decreased to $0.3 million for the quarter ended June 30, 1996 from $1.5 million for the comparable period in 1995. This operation was sold in the second quarter of 1996 (see Note 11 to the consolidated financial statements and the discussion on sales of subsidiaries and fixed assets).

      Engineering expenses decreased to $1.6 million for the quarter ended June 30, 1996 compared to $3.5 million for the comparable period in 1995 due to decreased engineering activity and headcount.

      Project development and marketing expenses decreased for the quarter ended June 30, 1996 to $2.5 million from $2.9 million for the comparable period in 1995. However, during the second quarter of 1995 the Company incurred $3.9 million of expenditures related to project development and marketing of which $1.0 million was capitalized or allocated to cost of sales. By comparison the Company incurred $2.5 million in the second quarter of 1996. The reduction in gross costs was due to decreased prospecting for new windpower projects and reduced headcount.

      General and administrative expenses remained at about $8.5 million for the quarters ended June 30, 1996 and July 1, 1995. However, during the second quarter of 1995 the Company incurred $16.2 million of general and administrative expenditures of which $7.6 million was allocated to projects (allocated to cost of sales or capitalized) including certain general and administrative expense incurred by the Company's development subsidiary. By comparison, the Company incurred $13.0 million in the sec-ond quarter of 1996 of which only $4.5 million was allocated to projects. Legal expense was the component of general and administrative expenses which increased the most for the second quarter of 1996 when compared to the second quarter of 1995 primarily due to the Chapter 11 filing at KWI. Furthermore legal expense can be expected to be a significant cost during 1996. Other general and administrative expenditures decreased due to down-sizing.

      Interest income decreased to $0.3 million for the quarter ended June 30, 1996 from $0.5 million for the comparable period in 1995 due to lower interest earned as a result of declining cash and investment balances.

      Interest expense decreased to $5.1 million for the quarter ended June 30, 1996 from $5.3 million for the comparable period in 1995 due to:

            i. during  the  second  quarter of 1995,  $2.3  million  of interest expense was capitalized compared to $0.3 million in the second quarter of 1996.

           ii. the inclusion of only two months of operations of KWI in the con-solidated income statement during the second quarter of 1996.

      Equity (loss) income of unconsolidated affiliates: Equity investments in affiliates resulted in a net loss of $0.1 million for the quarter ended June 30, 1996, compared to a net income of $0.5 million for the comparable period in 1995 due to the differing performance of investments accounted for on the equity method.

      Sales of subsidiaries and fixed assets: During the second quarter of 1996 the Company sold its demand side management business, its wood-fuel business, a manufacturing facility, and various fixed assets. On an aggregated basis these transactions generated cash of $3.6 million and a net income of $253 thousand.

      Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for the quarter ended June 30, 1996 as compared to a provision of $1.1 million for the comparable period in 1995. Although a loss was incurred in the second quarter of 1996, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit. The reduction of deferred tax assets of $23.4 million charged to income tax expense in the quarter ended June 30, 1996 is attributable to the deferred tax assets generated by KWI which the Company may not be able to utilize due to KWI's bankruptcy filing.

      TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND JULY 1, 1995

      The following table sets forth the Company's revenues, costs, and gross margin in millions of dollars derived from its products and services for the twenty-six weeks ended June 30, 1996 and July 1 , 1995.

                                           Twenty-six weeks Ended
                                    June 30, 1996           July 1, 1995

                                                 Gross                    Gross
                               Revenues   Costs Margins Revenues  Costs  Margins

      Construction services     $ 23.4   $  20.1  $  3.3  $ 29.1  $ 28.2  $  0.9

      Maintenance, management
        fees and other (1)        14.5      n/a    14.5    17.6     n/a    17.6
      Energy sales (1)            10.2      n/a    10.2    17.3     n/a    17.3
      Energy plant
        operations (1)             n/a     24.3   (24.3)    n/a    32.7   (32.7)
                                ------   ------  ------  ------  ------  ------
         Total energy plant
           operations             24.7     24.3     0.4    34.9    32.7     2.2

      Windplant sales              6.9      4.0     2.9   104.6    79.1    25.5
      Interest on partnership
        notes and funds in escrow  1.1      n/a     1.1     2.8     n/a     2.8
      Energy management services   1.1      0.2     0.9     4.3     1.8     2.5
                                ------   ------   -----   -----  ------  ------
           Total                $ 57.2   $ 48.6  $  8.6  $175.7  $141.8  $ 33.9
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

       Construction services revenues (recorded under the percentage-of-completion method) decreased to $23.4 million for the twenty-six weeks ended June 30, 1996 from $29.1 million for the comparable period in 1995; however the gross margin increased to 14% for the twenty-six weeks ended June 30, 1996 from 3% for the comparable period in 1995. A portion of these fluctuations is attributable to a 126 MW cogeneration plant construction job with a low margin which was completed during 1995. The size and low margin on this project impacted the results of construction service activities in the 1995 period. Additionally, the revenue fluctuation is partially due to a 95 MW cogeneration plant construction job started in March 1995 and completed prior to year-end. Also, the low gross margin during 1995 was partially due to an unfavorable arbitration ruling in the second quarter of 1995 which resulted in a $2.1 million expense. The Company intends to sell its construction subsidiary.

      Energy plant operations: The discussion regarding energy plant operations aggregates revenues earned from maintaining and managing Windplants and thermal power plants owned by third parties, energy sales from Windplants owned or leased by the Company and a thermal power plant owned by the Company, and sales of fuel to wood-fired electric power plants with the expenses incurred to generate these revenues.

         Maintenance, management fees and other revenues decreased to $14.5 million for the twenty-six weeks ended June 30, 1996 compared to $17.6 million for the comparable period in 1995 due to:

            i. the inclusion of only five months of operations of the  Windplant subsidiary in the consolidated income statement for the first twenty-six weeks of 1996.

           ii. a decrease in deferred revenue recognized. This deferred revenue relates to Windplants sold prior to 1990 which was being recog-nized as the principal on the related partnership notes was received.

         Energy sales decreased to $10.2 million for the twenty-six weeks ended June 30, 1996 from $17.3 million due to:

            i. the inclusion of only five months of operations of the  Windplant subsidiary in the consolidated income statement for the first twenty-six weeks of 1996.

           ii. a decrease in the price received for energy. The average price earned per kWh for energy generated by Windplants owned or leased by the Company was significantly lower during the first twenty-six weeks of 1996 compared to 1995's comparable period because of the expirations of the fixed price periods in the Power Purchase Agreements 73% of the Windplants owned or leased by KWI operate under.

         Energy plant operations, the expenses related to energy sales, maint-enance and management fees, and wood fuel sales decreased to $24.3 million for the first twenty-six weeks ended June 30, 1996 from $32.7 million for the comparable period in 1995. This decrease is the net effect of:

            i. the inclusion of only five months of operations of the  Windplant subsidiary in the consolidated income statement during the first twenty-six weeks of 1996.

           ii. a decrease in lease expenses because the Company acquired a Windplant it had previously leased, and

          iii. a decline in the costs of wood revenues because the Company sold, during the second quarter of 1996, the subsidiary that performed those operations.

      Windplant sales decreased to $6.9 million for the twenty-six weeks ended June 30, 1996 from $104.6 million for the comparable period in 1995 due to decreased activity in 1996. During the first twenty-six weeks of 1996 the Company sold wind turbines to an affiliated partnership to replace machines which had been destroyed by a severe wind storm in West Texas and miscellaneous parts sales. By comparison, activities in 1995's comparable periods included continued construction on the Windplant in Texas, the sale of Windplants under construction in Spain and The Netherlands and the sale of Windplant equipment to a third party developer in India. Gross margin increased for the twenty-six weeks ended June 30, 1996 to 42% of Windplant sales from 24% for the comparable period in 1995.

      Interest on partnership notes and funds in escrow decreased to $1.1 million for the first twenty-six weeks of 1996 from $2.7 million for the comparable period in 1995, as a result of:

            i. the inclusion of only five months of operations of the  Windplant subsidiary in the consolidated income statement during the first twenty-six weeks of 1996.

           ii. lower outstanding balances of notes and escrowed amounts on which such interest is earned. The decreases in interest bearing balances are primarily related to the payments received on partnership notes in conjunction with the Company's acquisition of such partnerships.

      Energy management services revenues decreased to $1.1 million for the first twenty-six weeks of 1996 from $4.3 million for the comparable period in 1995. This operation was sold in the second quarter of 1996 (see Note 9 to the consolidated financial statements).

      Engineering expenses decreased to $4.2 million for the first twenty-six weeks of 1996 compared to $6.2 million for the comparable period in 1995. However, during the comparable 1995 period, the Company incurred $7.2 million of engineering expenditures of which $1.0 million was capitalized. By comparison the Company capitalized no engineering expenditures in the first twenty-six weeks of 1996.

      Project development and marketing expenses for the first twenty-six weeks of both 1996 and 1995 were $4.5 million. However, during the first twenty-six weeks of 1995 period the Company incurred $8.1 million of expenditures related to project development and marketing of which $3.6 million was capitalized or allocated to cost of sales. By comparison the Company incurred $4.7 million during the first twenty-six weeks of 1996 of which $0.2 million was capitalized.

      General and administrative expenses decreased to $15.7 million for the first twenty-six weeks of 1996 from $16.2 million for the comparable period in 1995. However, during the first twenty-six weeks of 1995 the Company incurred $27.0 million of general and administrative expenditures of which $10.8 million was allocated to projects (allocated to cost of sales or capitalized). By comparison, the Company incurred $22.0 million in the first twenty-six weeks of 1996 of which only $6.3 million was allocated to projects. Certain general and administrative expenses incurred by the Company's development subsidiar are allocated to projects (capitalized to an asset or allocated to cost of sales). Legal expense was the component of general and administrative expenses which increased the most for the first twenty-six weeks of 1996 when compared to the first twenty-six weeks of 1995 primarily due to implementation of the Chapter 11 filing at KWI and management's plan to address its liquidity and future operations. Furthermore legal expenses can be expected to be a significant cost during 1996.

      Interest income decreased to $0.8 million for the first twenty-six weeks of 1996 from $1.5 million for the comparable period in 1995 due to lower interest earned as a result of declining cash and investment balances.

      Interest expense increased to $10.9 million for the first twenty-six weeks of 1996 from $10.3 million for the comparable period in 1995. During the first twenty-six weeks of 1995 $2.6 million of interest expense was capitalized compared to only $0.6 million in 1996. Less interest was incurred in 1996 because of the sale of the demand side management and wood fuel businesses and the deconsolidation of KWI.

      Equity income (loss) of unconsolidated affiliates: Equity investments in affiliates resulted in net loss of $0.1 million for the first twenty-six weeks of 1996, compared to $0.6 million for the comparable period in 1995 due to the differing performance of investments accounted for on the equity method.

      Sale of subsidiaries and fixed assets: During the first twenty-six weeks of 1996 the Company sold its demand side management business, its wood-fuel business, a manufacturing facility, and various fixed assets. On an aggregated basis these transactions generated cash of $3.6 million and a net loss of $43 thousand.

      Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for the first twenty-six weeks ended June 30, 1996 as compared to a provision of $1.1 million for the comparable period in 1995. Although a loss was incurred in the first twenty-six weeks of 1996, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit. The reduction of deferred tax assets of $23.4 million charged to income tax expense in the quarter ended June 30, 1996 is attributable to the deferred tax assets generated by KWI which the Company may not be able to utilize due to KWI's bankruptcy filing.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company is currently developing one large thermal power plant. As the project developer, the Company has incurred and expects to continue to incur substantial costs prior to the commencement of construction of this thermal powerplant.

      Operating activities: During the first twenty-six weeks of 1996 operating activities used cash of $9.6 million. This primarily results from failure of the Company's gross margin to cover the engineering, project development and marketing, and general and administrative expenses. The Company expects a loss from operations in 1996 even excluding KWI.

      Investing activities: During the first twenty-six weeks of 1996 investing activities used cash of $1.9 million. This usage is the net of capitalized development costs of $4.8 million for the thermal power project in Puerto Rico and CNF's purchases of marketable securities offset by cash received from the sale of subsidiaries and assets.

      Financing activities: During the first twenty-six weeks of 1996 financing activities provided $3.1 million of cash. KWI borrowed $3.9 million on the revolving credit agreement to finance the construction of Windplants for work being performed on a 20 megawatt Windplant the Company is constructing in Costa Rica under an agreement with a third-party developer. KWI is negotiating with a third party buyer for the sale of this Windplant. The proceeds from this sale, when consummated, would repay the amount due ($12.1 million) under the revolving credit agreement.

      Liquidity

      Status: At June 30, 1996 the Company's working capital deficit is $127.9 million, which is $124.7 million greater than at December 31, 1995. This increase is the result of long term debt being classified as current due to the Company's inability to meet various covenants (see Notes 3, 8 and 9).

      During the first twenty-six weeks of 1996 the Company's liquidity became severely constrained. The Company projects negative operating cash flows in 1996. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through asset sales, financing or other means. In that regard, the Company has targeted certain subsidiaries, development projects and other assets for sale. The Company believes substantial proceeds (and gains) could result from these sales; however, there can be no assurances that such sales can be consummated or that substantial proceeds can be received. If the Company is unable to sell these or other assets its liquidity will be further constrained.

      Strategy: The consolidated financial statements as of and for the first twenty-six weeks ended June 30, 1996 and as of and for the year ended December 31, 1995 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in the first twenty-six weeks of 1996 and in 1995, has negative working capital and its liquidity has become severely constrained. Also, as mentioned previously, KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. Even excluding KWI the Company projects negative operating cash flows for the remainder of 1996 and certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

      Management's plans to address its liquidity and its future operations include:

         1) The sale of certain assets, primarily development projects and subsidiaries not engaged in windpower activities, for which it expects to receive substantial cash proceeds and gains.

         2) Discussions and negotiations of corporate obligations and commit-ments with lenders, suppliers and other creditors.

      There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern.

      Risks and Uncertainties: There are numerous risks and uncertainties which may prevent the Company from successfully implementing its strategy. These include the failure to sell assets or subsidiaries within the necessary time frame or for the estimated amounts. Although the Company intends to aggressively market for sale certain of its assets and subsidiaries for which it anticipates substantial proceeds, there is no assurance as to whether they will be sold or the price or timing of such sales. The
      Company continues to evaluate other strategies and opportunities which include merger, sale or bankruptcy.

PART II

Item 4.     Defaults Upon Senior Securities.

            (a) Senior Secured Notes Payable - In December 1992 the Company sold $100,000,000 of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the June 15, 1996 payment of $6,375,000 and is in default.

Item 6.     Exhibits and Reports on Form 8-K.

           (a)   None

           (b) Reports filed on Form 8-K during the quarterly period ended June 30, 1996 and through the date hereof:

                 1)    May 29, 1996

                       Item 5 Other Information - On May 29, 1996 KENETECH Windpower, Inc. a wholly-owned subsidiary of the Registrant, filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code.

                                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                                KENETECH Corporation



August 27, 1996                                 By:  /s/ Mark D. Lerdal
       Date                                               Mark D. Lerdal
                                                           President and
                                                      Chief Executive Officer



August 27, 1996                                 By:  /s/ Nicholas H. Politan
       Date                                             Nicholas H. Politan
                                                      Chief Financial Officer



August 27, 1995                                      By:  /s/  Mervin E. Werth
       Date                                               Mervin E. Werth
                                                       Corporate Controller