Form 10-K
period 1996-12-31
KENETECH CORP
filed 1997-04-01
CIK 807708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from        to
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

         Securities registered pursuant to Section 12(g) of the Act:
                                 COMMON STOCK
                     12 3/4% SENIOR SECURED NOTES DUE 2002
        8 1/4% PREFERRED REDEEMABLE INCREASED DIVIDEND EQUITY SECURITIES
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Based on the market price of the Common Stock at March 10, 1997 ($0.031), the aggregate market value of the voting stock of non-affiliates of the Registrant was approximately $0.590 million. As of March 10, 1997, there were 36,829,618 shares of Common Stock outstanding. The aggregate market value of holdings of non-affiliates of the Registrant's 8.25% Preferred Redeemable Increased Dividend Equity Securities (with the right of 4/5 vote for each Depositary Share owned) based on the market price at March 10, 1997 ($1.688) was approximately $8.228 million. There were 5,124,600 Depositary Shares outstanding as of March 10, 1997.

                                     PART I


Item 1. Business
----------------

     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which participated through its subsidiaries in the electric utility market in two principal ways. As used in this document "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. (KWI) only through May 29, 1996).

     The Company develops, constructs, finances, sells and operates and manages independent power projects. A wholly-owned development subsidiary is a joint venture partner with an affiliate of Enron Corporation in a project in late stage development in Puerto Rico. The project is a 507 MW (net) natural gas cogeneration facility and associated liquified natural gas facility which will produce electricity to be sold to Puerto Rico Electric Power Authority pursuant to a 22 year Power Purchase Agreement dated March 10, 1995.

     The power plant will be a combined cycle cogeneration facility consisting of two combustion turbines capable of operating on LNG, LPG, or fuel oil to generate electricity, and is expected to produce approximately 4 million Mwh of electricity annually under baseload conditions. Steam generated will also be used to convert seawater into fresh water in a desalination plant, which is expected to produce approximately 4 million gallons of potable water per day, of which approximately 1 million gallons per day will be required by the project, with the remainder being available for sale to local entities. This is the only project the Company (through its wholly-owned development subsidiary) has in active development. The Company's wholly-owned development subsidiary intends to sell its interest in this project in 1997.

     One of the Company's subsidiaries is a general contractor which has constructed independent power projects since 1988. This subsidiary competes for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company has constructed all of the thermal energy power projects it developed and recently has constructed all of the Windplants it developed. Substantially all construction work performed by the Company for third parties is competitively bid and most is performed under turnkey contracts. This construction subsidiary has a joint venture interest in the EPC contract for the Puerto Rico project described above. The Company has signed a letter of intent to sell its interest in this EPC contract and intends to dispose of its construction subsidiary in 1997. The chapter 11 filing of KWI discussed below has materially adversely affected the Company's construction subsidiary and its ability to procure contracts.

     KWI manufactured wind turbines and designed and operated utility-scale wind powered electric powerplants which incorporated large arrays of such turbines. On May 29, 1996, KWI filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. The Company's financial statements exclude all KWI activities after that date.

     EMPLOYEES

     At March 1, 1997, the Company employed 120 persons (excluding KWI). In addition, the Company employed 10 contract/job-site employees and 4 temporary employees.

Item 2.  Property
-----------------

     The Company maintains its corporate headquarters in San Francisco, California. The lease for approximately 8,336 square feet of corporate office space expires in 1998. The annual lease payment is approximately $133,000. The Company owns two buildings which are for sale in Meriden, Connecticut, consisting of 46,300 square feet of office space and 14,700 square feet of industrial space. The Company owns the Hartford Hospital cogeneration plant, a 17 MW combined cycle plant. The Company also retains a 50% ownership interest in a 17 MW wood-fired electric power plant it constructed in Chateaugay, New York. Properties of KWI are not included in this discussion.

Item 3. Legal Proceedings
-------------------------

     THE COMPANY

     On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson) in the United States District Court for the Northern District of California alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief. On December 4, 1996, with underwriters and their counsel and the insurance carriers' counsel in attendance, a mediation occurred in San Francisco in an attempt to settle the action; however, the parties were unsuccessful. Plaintiffs' motion for class certification was heard and taken under submission by the Court on January 31, 1997. The Company intends to continue to contest the action vigorously.

     On January 6, 1996, a breach of contract action was filed in the Superior Court for Middlesex County, Massachusetts, by Tennessee Gas Pipeline Company ("Tennessee") against Pepperell Power Associates Limited Partnership (the "Pepperell Partnership"), its general partner, KES Pepperell, Inc. (each in whole or in part directly or indirectly owned by KENETECH Energy Systems, Inc. ("KES"), a wholly-owned subsidiary of the Company), and its other general partner, in connection with the termination of a natural gas transportation agreement, seeking to recover alleged unpaid charges of approximately $1.8 million. KES Pepperell, Inc. has filed a counterclaim in the action and intends to contest the action vigorously. On December 2, 1996, Tennessee filed another action in the Superior Court for Middlesex County, Massachusetts, against KES Pepperell, Inc. and KES, among others, seeking to recover an $810,000 payment made to the Pepperell Partnership plus treble damages and attorneys' fees. KES Pepperell and KES intend to contest the action vigorously.

     In October 1996, the Environmental Protection Agency ("EPA") issued a final air permit for the Puerto Rico project. On November 1, 1996, Hector Arana and The Committee To Save The Environment of Guayanilla, a local environmental group in Puerto Rico, filed an administrative agency appeal with the environmental appeals board within the EPA contesting the issuance of the air permit; the effect of such appeal is to stay the issuance of the permit. A validly issued and effective permit is required for the construction, financing and operation of the project.

     On March 13, 1997, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (the "Appellants") timely filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them on January 21, 1997, in the Ponce Superior Division of the Court of First Instance of Puerto Rico (the "trial court") (No. JPE 96-0345) dismissing Appellants' complaint against the Puerto Rico Electric Power Authority ("PREPA") requesting injunctive and declaratory relief. Appellants are environmental groups, citizens and the union which represents PREPA's electrical workers; they had brought their civil action challenging the procedure used by PREPA to select two independent power producers (one of which is the Company's wholly-owned development subsidiary) to design, finance, construct, own and operate the Puerto Rico project. The trial court held that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. The partnership which holds the power purchase agreement for the Puerto Rico project intervened in the action before the trial court.

     The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     BANKRUPTCY  OF KWI

     On May 29,  1996,  KWI filed a  voluntary  petition  in the  United  States
     Bankruptcy Court for the Northern District of California, Oakland, California to reorganize under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). KWI's management attributed its filing to continuing losses and lack of operating capital. The Bankruptcy Petition filed by KWI stated that as of March 30, 1996 (the latest available information prior to the filing), KWI had liabilities, as defined by bankruptcy filing procedures which include certain commitments, claims and other liabilities not recognized under generally accepted accounting principles, significantly in excess of assets. Neither KWI nor the Company had been able to complete the sale of certain assets or subsidiaries on a basis to provide additional capital for KWI's ongoing operations and KWI believed that it would be unable to meet, among other things, its existing maintenance and warranty obligations under contracts undertaken in connection with the sale of its wind turbines.

     Since the filing of the chapter 11 case, KWI has sold certain development assets, operating assets, technology rights and other assets under the supervision of the Bankruptcy Court.

     Representatives and members of the Official Unsecured Creditors' Committee, have asserted their intention to commence litigation against the Company and certain of its subsidiaries, as well as against officers and directors thereof, with respect to facts which may constitute preferences under the United States Bankruptcy Code and for other conduct engaged in assertedly by the Company or its officers and directors which may give rise to direct or indirect liability of the Company or its officers and directors to KWI or to its creditors.

     The bar date for filing claims in the chapter 11 case was January 31, 1997. A claim against KWI was filed by the trustee of the holders of the Notes on behalf of the Company in an amount in excess of $206.0 million. The Company also filed a claim against KWI in an amount in excess of $8.0 million. In addition, certain of the Company's direct and indirect subsidiaries and affiliated partnerships have filed claims totaling in excess of $1.0 billion. Total claims filed against KWI are in excess of $1.5 billion. It is unknown at present whether or not any claims of the Company against KWI will be allowed in the chapter 11 case or if allowed the extent of any distribution with respect thereto. The Company believes that KWI will assert certain claims in bankruptcy against the Company.

     The filing of the chapter 11 case by KWI has resulted in an event of default occurring under the Company's 12-3/4% Senior Secured Notes Due 2002 (the "Notes") in the principal amount of $100 million. Furthermore, interest under the Notes in the approximate amount of $6.4 million is due each June 15 and December 15 and the Company did not make its 1996 interest payments on the Notes and does not presently anticipate timely making its 1997 interest payments on the Notes. The Notes are secured by all of the capital stock of KWI, KENETECH Energy Systems, Inc. and KENETECH Facilities Management, Inc. There are continuing periodic discussions with representations of the holders of the Notes and the holders have not commenced remedies or notified the Company of their intention to do so.

     The Company maintained a revolving credit agreement for working capital purposes which was to expire on May 30, 1996. The agreement was renegotiated in April 1996 to provide for up to $5.0 million dollars of working capital for the Company's construction subsidiary through April 30, 1997. The renegotiated agreement also provided a term loan of $7.5 million which was used to pay the outstanding balance at March 30, 1996 of $5.0 million and to provide cash collateral of up to $2.5 million in outstanding letter of credit. The lender under the revolving credit agreement to provide up to $5.0 million of working capital to the Company's construction subsidiaries has issued a notice of default due to the chapter 11 filing of KWI and certain other covenant violations of the Company's construction subsidiary and stated in such notice that it would not make any further advances under the revolving credit agreement.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's Common Stock began trading on The Nasdaq National Market under the symbol "KWND" effective September 21, 1993. Prior to that date, there was no public market for the Common Stock. However, the Company was advised by the National Association of Securities Dealers, Inc. that the Company's Common Stock was delisted from The Nasdaq National Market effective July 1, 1996. The Company understands that bid and ask quotations continue to be entered by market makers in the over-the-counter market for the Common Stock. The Company has no current plans to cause the Common Stock to be listed with The Nasdaq National Market or on any exchange. The following table sets forth, for the periods indicated, the range of high and low bid and ask quotations for the Common Stock as reported by a market maker in the stock. Such over-the-counter market quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.
                                                    High         Low
                                                    ----         ---
                  1995
                  ----
                  First Quarter                    $16.000    $11.750
                  Second Quarter                    12.625     10.000
                  Third Quarter                     12.375      5.375
                  Fourth Quarter                     6.250      1.000

                  1996
                  ----
                  First Quarter                    $ 1.875    $ 0.813
                  Second Quarter                     1.937      0.172
                  Third Quarter                      0.625      0.190
                  Fourth Quarter                     0.300      0.040

                  1997
                  ----
                  First Quarter (to March 10,1997) $ 0.047    $ 0.016

     The closing sale price of the Company's Common Stock as of a recent date is set forth on the cover page hereof. There were approximately 570 holders of record of the Common Stock as of March 10, 1997.


     DIVIDEND  POLICY

     The Company has never paid a dividend on its Common Stock and does not intend to pay Common Stock dividends in the foreseeable future. Also, the Company's 12 3/4% Senior Secured Notes due 2002, and the provisions of the Certificate of Incorporation under which the Company issued its 8 1/4% Preferred Redeemable Increased Dividend Equity Securities restrict the payment of Common Stock dividends except under specified circumstances. See
     Item 7 and Item 8 of this Form 10-K for further restrictions on the Company's ability to pay dividends on its Common Stock in the future.

Item 6. Selected Financial Data.
--------------------------------

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements of the Company. (Dollar amounts in thousands, except per share amounts.)

                                              Year Ended December 31,
                                              -----------------------
                                   1996     1995     1994     1993     1992
                                   ----     ----     ----     ----     ----
INCOME STATEMENT DATA (1):
Revenues                         $91,890  $327,589 $338,211 $236,424 $208,995
Total costs of revenues (2)       83,705   504,696  278,778  188,208  150,528
Gross margin
 (Excess of expenses
  over revenues)                   8,185  (177,107)  59,433   48,216   58,467
Project development and marketing,
  Engineering, General and
  administrative expenses         40,559    71,368   44,677   41,428   38,815
Income (Loss) from operations    (32,374) (248,475)  14,756    6,788   19,652
Income (Loss) before taxes,
  extraordinary item and
  cumulative effect of
  accounting change              (60,850) (271,647)   1,426  (18,132)   2,577
Income (Loss) before
  extraordinary item and
  cumulative effect of
  accounting change              (60,850) (250,148)   4,348   (7,584)   1,653
Net income (loss)                (84,241) (250,148)   4,348   (7,584)   2,841(3)
Income (Loss) before extraordinary
item and cumulative effect of accounting
   change per share:
     Primary                     (2.52)(4) (7.12)(4) (0.03)(4) (0.27)(5)  0.5(5)
     Fully diluted               (2.52)(4) (7.12)(4) (0.03)(4) (0.22)(6)  N/A

                                              Year Ended December 31,
                                              -----------------------
                                   1996     1995     1994     1993     1992
                                   ----     ----     ----     ----     ----
BALANCE SHEET DATA:
Working capital                 $(141,621) $(3,232) $140,766  $91,461 $33,477
Property, plant and
  equipment, net                   24,735   118,214  148,374  119,915 108,745
Total assets                      123,311   401,249  517,168  417,332 377,856
Other long term debt
  (excludes current portion)          -     152,048  158,522  166,276 186,783
Stockholders' equity (deficiency) (97,900)   (5,559) 248,718  147,790  41,638


(1)  Excludes operations of KWI after bankruptcy filing (May 29, 1996).
(2)  In 1995 includes special charges of $224,551. See discussion in Item 7.
(3) Includes an extraordinary loss of $1,887. Also includes a cumulative effect of $3,075 to recognize the benefit of the change in accounting for income taxes effective January 1, 1992.
(4) Includes effect of deducting dividends earned on convertible preferred stock issued in 1994.
(5) Includes effect of deducting cash dividends earned on convertible preferred stock issued in 1992 and the actual conversion of such preferred stock and convertible notes to common stock.
(6) Includes the effect of reducing the net loss by the interest on the convertible notes (net of the related tax effect), and the conversion of such notes and convertible preferred stock to common stock as if such conversion occurred at the beginning of 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     --------------

     OVERVIEW

     KENETECH's wholly-owned development subsidiary is a joint venture partner with an affiliate of Enron Corporation in a 507 MW (net) natural gas cogeneration project in late stage development in Puerto Rico. This is the only project in active development and KENETECH's wholly-owned development subsidiary intends to sell its interest in this project in 1997. Historically, KENETECH, through its windpower subsidiary KENETECH Windpower, Inc. (KWI) was a manufacturer, developer and operator of utility-scale windpowered electric powerplants. KWI manufactured wind turbines and designed and constructed Windplants which incorporated large arrays of such turbines. As discussed below, as of May 29, 1996 KWI filed for protection under chapter 11 of the Federal Bankruptcy Code and ceased to be reflected as a consolidated subsidiary in the Company's financial statements. One of KENETECH's other subsidiaries is a general contractor which has constructed independent power projects since 1988. KENETECH intends to dispose of this construction subsidiary in 1997.

     CAUTIONARY STATEMENT

     Certain information included in this report contains forward looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended. Such forward looking information is based on information available when such statements are made and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.

     RESULTS OF OPERATIONS

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the periods ending December 31, 1996 and 1995 have been prepared assuming the Company will continue as a going concern. On May 29, 1996, KWI filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over of its assets. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH. The Company's investment in KWI is recorded at zero in "Investments in Affiliates" in the accompanying December 31, 1996 consolidated balance sheet. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows.

     The Company incurred a net loss for 1996 of $84.2 million as compared to a net loss for 1995 of $250.1 million. This does not indicate an improvement in the Company's prospects. Instead this loss reflects the ongoing effect of the events which occurred in 1995. Sales of the Company's model KVS-33 turbine commenced in late 1993 and the Company believed this variable speed machine would generate substantial growth for the Company. During 1995, mechanical problems with the machines installed in 1994 and 1995 began to appear. Also, during 1995 the domestic electric power industry was subjected to the uncertainties and pressures of deregulation, and the price which utilities would pay for electric power based upon their avoided costs was at a historical low and is expected to remain at these levels for the foreseeable future. As a result, the Company incurred substantial costs and losses in 1995 and 1996. In 1997 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses in excess of gross margin and interest expense on debt.

YEARS 1996 AND 1995
                                            Year Ended December 31,
                                            -----------------------
                                        1996                      1995
                                        ----                      ----
                                                 (in millions)
                                                 -------------
                                               Gross                      Gross
                             Revenues  Costs  Margins   Revenues  Costs  Margins
                             --------  -----  -------   --------  -----  -------
Construction services          $ 51.0 $ 46.6   $  4.4     $ 63.2 $ 55.7   $ 7.5
      Maintenance,
       management fees
       and other(1)              16.3    n/a      n/a       41.4    n/a     n/a
      Energy sales(1)            14.4    n/a      n/a       38.0    n/a     n/a
      Energy plant
       operations(1)              n/a   31.9      n/a        n/a   62.6     n/a
                             --------  -----  -------   --------  -----  -------

Total energy plant operations    30.7   31.9     (1.2)      79.4   62.6    16.8
      Windplant sales             8.1    5.0      3.1      172.5  157.2    15.3
      Interest on partnership
       notes and
       funds in escrow            1.1      -      1.1        5.3     -      5.3
      Energy management services  1.0    0.2      0.8        7.2    4.6     2.6
      Special charges               -      -        -          -  224.6  (224.6)
                              --------  -----  ------   --------  ----- --------
         Total                  $ 91.9 $ 83.7  $  8.2     $327.6 $504.7 $(177.1)
                              ========  =====  ======   ========  ===== ========

(1) Maintenance, management fees and other revenues are earned by the Company for maintaining and operating Windplants and thermal power plants owned by third parties and from the sale of fuel to wood-fired electric power plants. Energy sales are the revenues generated by Windplants and a thermal power plant owned by the Company. Energy plant operations expenses are incurred to generate these revenues.

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $51.0 million for 1996 from $63.2 million for 1995 and gross margin decreased to 9% for 1996 from 12% for 1995. The decrease in revenue is attributable to a decrease in backlog of new projects. The ability to secure new construction work has been impeded by the declaration of bankruptcy by the Company's windpower subsidiary. The decrease in gross margin is primarily due to a negative 1% gross margin on a cogeneration plant construction job from which the Company was terminated for convenience during 1996. This project accounted for 38% of the construction revenues during 1996.

     Energy plant operations, Windplant sales, Interest on partnership notes and funds in escrow and Engineering expenses all declined significantly because of the deconsolidation of KWI. As mentioned previously, on May 29, 1996 KWI filed for protection under chapter 11 of the Federal Bankruptcy Code, reported an excess of liabilities over its assets, and ceased to be accounted for as a consolidated subsidiary of the Company as of that date.

     Energy management services revenues decreased to $1.0 million in 1996 from $7.2 million in 1995. The Company sold this business in the second quarter of 1996.

     Special charges in 1995 relate to performance problems with the KVS-33 and the domestic energy price environment. For information see the discussion on special charges included in the Years 1995 and 1994 section.

     Project development and marketing expenses decreased in 1996 to $7.1 million from $18.6 million in 1995. During 1996 the Company stopped pursuing all new projects (except for the Puerto Rico project). The expenses in 1996 represent costs to keep existing projects viable and marketable and write-downs of the projects being marketed to the estimated market value.

     General and administrative expenses decreased to $29.3 million for 1996 from $40.4 million for 1995. Included in 1996's amount is $2.3 million related to a writedown of buildings and land owned by the construction subsidiary. The decrease is due to the termination of employees.

     Interest income decreased to $1.2 million in 1996 from $2.6 million in 1995 due to lower cash and investment balances.

     Interest expense decreased to $19.6 million in 1996 from $23.4 million in 1995 due to the deconsolidation of KWI.

     Equity income (loss) of unconsolidated affiliates. Equity investments in affiliates resulted in a net loss of $409 thousand in 1996, compared to a net loss of $2.4 million in 1995 due to the deconsolidation of KWI's operations and the sale by the Company of several equity investments.

     Loss on disposition of subsidiaries and assets. During 1996 the Company sold its demand side management operations, its wood-fuel operations, a manufacturing facility, several investments accounted for on the equity basis, a subordinated note receivable, and various other assets. On an aggregated basis these transactions generated cash of $13.5 million and a net loss of $9.6 million. As mentioned previously, KWI filed for protection on May 29, 1996 under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded a tax provision of $23.4 million in 1996 attributable to the effect of deconsolidating the net deferred tax assets relating to KWI as compared to a benefit of $21.5 million in 1995. The remaining net deferred tax asset of $17.9 million is expected to be realized by the generation of taxable income from the sales of assets with appreciated values. The valuation allowance was based on the best information available at December 31, 1996. The actual tax assets realized may be higher or lower than the amount recognized.

YEARS 1995 AND 1994
                                            Year Ended December 31,
                                            -----------------------
                                        1995                      1994
                                        ----                      ----
                                                 (in millions)
                                               Gross                      Gross
                             Revenues  Costs  Margins   Revenues  Costs  Margins
                             --------  -----  -------   --------  -----  -------
Windplant sales               $172.5  $157.2  $ 15.3     $ 95.6  $ 79.1   $ 16.5
Construction services           63.2    55.7     7.5      103.0    99.0      4.0
Maintenance, management fees
 and other (1)                  41.4     n/a     n/a       45.4     n/a      n/a
Energy sales (1)                38.0     n/a     n/a       43.0     n/a      n/a
Energy plant operations (1)      n/a    62.6     n/a        n/a    66.1      n/a
                             --------  -----  -------   -------- ------  -------
  Total energy plant
     operations                 79.4    62.6    16.8       88.4    66.1     22.3

Energy management services       7.2     4.6     2.6       11.2     8.1      3.1
Interest on partnership
 notes and funds in escrow       5.3      -      5.3        7.1      -       7.1
Sale of power plants              -       -       -        32.9    26.5      6.4
Special charges                   -    224.6  (224.6)        -        -        -
                             -------- ------  --------  -------- ------  -------
  Total                       $327.6  $504.7  $(177.1)   $338.2  $278.8   $ 59.4
                             ======== ======  ========   ======= ======  =======

(1) Maintenance, management fees and other revenues are earned by the Company for maintaining and operating Windplants and thermal power plants owned by third parties and from the sale of fuel to wood-fired electric power plants. Energy sales are the revenues generated by Windplants and a thermal power plant owned by the Company. Energy plant operations expenses are incurred to generate these revenues.

     Windplant sales increased to $172.5 million for 1995 from $95.6 million in 1994 due to increased activity in 1995, including the completion of the remaining 90% of a Windplant in Texas commenced in 1994, the construction and sale of Windplants in Spain and The Netherlands, and increased sales of Windplant equipment to third party developers in India. Gross margin decreased in 1995 to 9% of Windplant sales from 17% in 1994 primarily due to lower margins on the Windplant equipment sales and increased manufacturing overhead incurred in 1995 in anticipation of increased production of the KVS-33. The amounts presented here do not include the accrual of the estimated retrofit costs or the write-down of inventory which are discussed under special charges.

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $63.2 million for 1995 from $103.0 million for 1994; however the gross margin increased to 12% for 1995 from 4% for 1994. Both of these are attributable to a 126 MW cogeneration plant construction job with a low margin. The final 4% of this project was completed in 1995, 69% of the work was performed in 1994, and the first 27% was done in 1993. The size and low margin of this project impacted the results of the construction service activities in 1994.

     Energy plant operations. The discussion regarding energy plant operations aggregates revenues earned from maintaining and managing Windplants and thermal power plants owned by third parties, energy sales from Windplants and a thermal power plant owned by the Company, and sales of fuel to wood-fired electric power plants with the expenses incurred to generate these revenues.

     Maintenance, management fees and other revenues decreased $4.0 million to $41.4 million for 1995 compared to $45.4 million for 1994 due to decreased revenues earned by the Company for operating and maintaining thermal power plants for third parties. These revenues decreased because of:

          (i) the renegotiation in January 1995 of a maintenance and management agreement the Company has for a cogeneration facility in Fort Orange, New York. This renegotiated contract has little effect, if any, on the Company's gross margin since expenses with this contract were also reduced;

          (ii) the loss of revenues from the maintenance and management contract for the Pepperell facility which ceased operations in the second quarter of 1995 and was subsequently sold; and

          (iii)the inclusion of revenues in 1994 from maintaining and operating a 17.0 megawatt wood-fired electric power plant at Chateaugay, New York. In 1993 the Company sold a 50% interest in this power plant to a third party and in the second quarter of 1994 an affiliate of the acquirer began maintaining and operating this power plant.

     Energy sales decreased $5.0 million to $38.0 million for 1995 from $43.0 million due to the interaction of the following:

          (i) 1994's energy sales included fees attributable to the settlement of the PG&E curtailment law suit.

          (ii) increased production capacity owned by the Company resulting from the acquisition of Windplants. In the latter part of 1994 the Company purchased substantially all the assets of four affiliated windpower partnerships (subsidiaries of the Company had general partner interests of 1%) and one unaffiliated Windplant. In 1995 the Company purchased substantially all the assets of two affiliated windpower partnerships. This additional capacity increased energy sales by $5.0 million in 1995 compared to 1994. The acquisition of these Windplants did not significantly decrease the capacity maintained and operated by the Company for others because of the sales of the KVS-33 Windplants.

          (iii)lower production by the Windplants resulting from a decrease in the wind resource in California ($3.9 million). The wind resource varies from period to period and for 1995 was below 1994.

     Energy plant operations, the expenses related to energy sales, maintenance and management fees, and wood fuel sales decreased $3.5 million to $62.6 million for 1995 from $66.1 million for 1994. This decrease is a direct result of the aforementioned factors which decreased the revenues earned by maintaining and managing thermal power plants for others.

     Energy management services revenues decreased to $7.2 million in 1995 from $11.2 million in 1994 due to declining market demand for such services resulting from a combination of excess generating capacity and the lower costs of electricity from new facilities. The Company sold this operation in 1996.

          Interest on partnership notes and funds in escrow decreased to $5.3 million in 1995 from $7.1 million in 1994, as a result of lower outstanding balances of notes and escrowed amounts on which such interest is earned. The decreases in interest bearing balances are primarily related to the payments received on partnership notes in conjunction with the Company's acquisition of such partnerships. These are the transactions, which increased the Company's capacity, mentioned previously in the discussion regarding energy sales.

          Sale of power plants. Revenues for 1994 represent the sale of a wood-fired electric power plant. There was no comparable sale in 1995.

          Special charges relate to:

          (i) Performance problems with the KVS-33. During 1995 mechanical problems with the KVS-33 model wind turbines installed in 1994 and 1995 began to appear, especially in the more severe weather environments. The Company incurred substantial operating costs in 1995 as a result of the problems with the KVS-33. As a result of these problems, the Company wrote off all of its deferred engineering costs, reserved certain inventory costs related to the KVS-33, reserved a significant portion of the capitalized development costs for projects which were going to be completed using the KVS-33 and accrued the estimated retrofit costs attributable to the KVS-33. The aggregated amounts of writedowns and asset reserves were $54.6 million and accruals of liabilities of $86.8 million expected to be incurred over the next several years were based on the best information available at
               December 31, 1995. It is possible that actual losses may be higher or lower than the amount recognized.

          (ii) Energy prices. During 1995, the energy prices utilities pay based upon their "avoided costs" continued to decrease. These energy prices have a significant effect on the Company's financial condition and operations through two channels: (1) the Windplant assets owned by the Company, and (2) the profitability of maintenance and management contracts the Company has with third parties. Maintenance and management fees generally are based on a percentage of the owners' energy sales.

          The Company used current energy prices based upon PG&E's "avoided costs" prices (after fixed price contract periods expire in 1997-2004), increased by modest inflation, to compute future cash flows for assessing the impairment of Windplant assets and the profitability of the Company's maintenance and management agreements with third party owners of Windplants. The Company used modest inflation because most experts expect PG&E's avoided cost to increase at or below the inflation rate. Based on the calculations, using the principles of SFAS No. 121 and a present value of future net cash flows discounted at 16% to approximate fair value, certain Windplant assets and investments were written down by approximately $50.3 million. In addition, projected negative cash flows on certain maintenance and management contracts from 1996-2015 were discounted at 7% to approximate a risk free rate and a loss accrual was recognized of $32.9 million. Based on the calculations, projected negative cash flows on certain maintenance and management contracts commenced in 1996.

          These writedowns and reserves were based on the best information available as of December 31, 1995. It is possible that actual losses may be higher or lower than the amounts recognized. The range of variance, if any, from such amounts cannot be reasonably estimated.

          Project development and marketing expenses increased in 1995 to $18.6 million from $6.2 million in 1994 due to:

          (i) the write-off of capitalized development costs associated with a thermal power project as a result of the retroactive repeal by the State of Illinois of beneficial legislation; and

          (ii) an expansion of marketing activities. The amounts presented here do not include the write-off of capitalized development costs related to projects to be completed using the KVS-33 which are discussed under special charges.

          Engineering expenses increased $2.9 million to $12.4 million for 1995 compared to $9.5 million for 1994. This increase is directly related to the mechanical problems with the KVS-33 which arose in 1995. The amounts presented here do not include the write-off of deferred engineering costs which are discussed under special charges.

          General and administrative expenses increased $11.5 million to $40.4 million for 1995 from $28.9 million for 1994. During the first part of 1995, the Company believed the KVS-33 would generate substantial growth and increased its headcount. In late 1995 when the difficulties with the KVS-33 surfaced, reductions in force were implemented resulting in severance costs. General and administrative expenses were also increased by the Company's expansion in Europe and India.

          Interest income decreased 37% to $2.6 million in 1995 from $4.1 million in 1994 due to lower interest earned as a result of declining cash and investment balances.

          Interest expense increased 21% to $23.4 million in 1995 from $19.3 million in 1994 due to increased bankline borrowings.

          Equity income (loss) of unconsolidated affiliates. Equity investments in affiliates resulted in a net loss of $2.4 million in 1995, compared to a net income of $1.9 million in 1994 due to the differing performance of investments accounted for on the equity method. The amounts presented here do not include the write-off of investments in affiliates which own Windplants which are discussed under special charges.

          Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded a tax benefit of $21.5 million in 1995 as compared to a benefit of $2.9 million in 1994. The Company estimates it will realize $41.0 million of its deferred tax assets which will require aggregate taxable income of approximately $100.0 million in future years which the Company believes will more likely than not be realized primarily from the sales of assets with appreciated values. A valuation allowance of $89.7 million was established for the remaining tax assets.

          LIQUIDITY AND CAPITAL RESOURCES

          1996 Activities
          ---------------

          Operating Activities

          During 1996 operating  activities  used cash of $24.7 million  because
          engineering,   project  development  and  marketing  and  general  and
          administrative expenses exceeded the Company's gross margin.

          Investing Activities

          During 1996 investing activities provided cash of $7.8 million through the sales of subsidiaries and assets partially offset by funds invested in the 507 MW (net) Puerto Rico project being jointly developed with an affiliate of Enron Corporation.

          Financing activities

          During 1996 financing activities provided $17.3 million cash. In August 1996 a wholly-owned subsidiary of the Company entered into a $30.0 million loan agreement related to the aforementioned Puerto Rico project. As of December 31, 1996, $18.9 million had been drawn under this agreement. No further funds are available under this agreement because the remaining funding capacity must accommodate accrued and unpaid interest for the remaining term of the loan.

          Status
          ------

          At December 31, 1996 the Company's  working  capital deficit is $141.6 million, which is $138.4 million greater than at December 31, 1995 because debt previously classified as long term is now classified as current due to the Company's default on the interest payments on the senior notes and resulting covenant violations in other debt instruments.

          During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its preferred stock. The Company paid no dividends on the preferred stock in 1996 and does not expect to be able to for the foreseeable future. Under the terms of the preferred stock, dividends accrue until paid. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1996 payments and is in default. Also, the borrowings under the $5.0 million revolving credit agreement, the $7.5 million term loan agreement and the $4.4 million revolving loan agreement (included in Other Notes Payable on the December 31, 1996 balance sheet) are in default due to KWI's bankruptcy filing, cross default provisions, failure to meet financial covenants and the Company's default on the interest payment on the senior secured notes. The Company does not expect to cure these defaults in the foreseeable future.

          The Company was able to continue its activities since it generated $13.5 million in 1996 by selling assets and drew $18.9 million from the $30.0 million Puerto Rico project loan obtained by a wholly-owned subsidiary. This loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in the Puerto Rico power project. No further funds are available under this agreement because the remaining funding capacity must accommodate accrued and unpaid interest for the remaining term of the loan. The development subsidiary's cash of $11.3 million will be primarily consumed by the continued development of the project. Of the Company's $17.2 million cash at December 31, 1996 $2.8 million is related to the construction subsidiary which is prohibited by financial covenants from transferring cash to KENETECH. The ability of the construction subsidiary to reestablish its backlog is hampered by the Company's financial condition and KWI's bankruptcy filing. The Company has signed a letter of intent to sell its interest in the EPC construction contract related to the Puerto Rico project and intends to dispose of its construction subsidiary in 1997. There can be no assurance that the construction subsidiary will be successful in selling its interest in the EPC contract or disposing of its remaining assets.

          Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through additional asset sales.

          There can be no assurances that asset sales can be consummated or that substantial proceeds can be received. If the Company is unable to sell assets its liquidity will be further constrained. It is expected that all proceeds received from asset sales will be used in operations or paid to creditors.

          Risks and Uncertainties
          -----------------------

          The consolidated financial statements as of and for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

          Management's plan to address its liquidity involves the sale of its interests in the Puerto Rico project and construction contract for which it expects to receive substantial cash proceeds. Management believes that such sales will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


KENETECH Corporation Consolidated Financial Statements                     Page
                                                                           ----

     Independent Auditors' Reports                                        19-20
     Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                                       21

     Consolidated Balance Sheets, December 31, 1996 and 1995                 22

     Consolidated Statements of Stockholders' Equity (Deficiency)
      for the years ended December 31, 1996, 1995 and 1994                   23

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                                       24

     Notes to Consolidated Financial Statements                           25-45

     INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of KENETECH Corporation:

     We have audited the accompanying consolidated balance sheets of KENETECH Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended December 31, 1996. Our audits also included the financial statement schedules for 1996 and 1995 of KENETECH Corporation listed in the Index at
     Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KENETECH Corporation and subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present in all material respects the information set forth therein.

     The accompanying consolidated financial statements as of and for the years ended December 31, 1996 and 1995, have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997, the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. In addition, the Company believes KENETECH Windpower, Inc. (KWI), a wholly-owned subsidiary which filed for Chapter 11 protection under Bankruptcy Code, will assert certain claims in bankruptcy against the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           KPMG Peat Marwick LLP


     San Francisco, California
     March 28, 1997

     INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of KENETECH Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of KENETECH Corporation and subsidiaries (the "Company") for the year ended December 31, 1994. Our audit also included the 1994 financial statement schedules of KENETECH Corporation listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1994 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of KENETECH Corporation and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such 1994 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     Deloitte & Touche LLP
     San Francisco, California


     April 2, 1995

                              KENETECH CORPORATION
                                ----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)


                                                        1996     1995     1994
                                                       ------   ------   ------
Revenues:
   Construction services                              $50,958  $63,178 $102,963
   Maintenance, management fees and other              16,219   41,371   45,428
   Energy sales                                        14,434   38,034   43,011
   Windplant sales                                      8,107  172,490   95,607
   Interest on partnership notes and funds in escrow    1,125    5,320    7,133
   Energy management services                           1,047    7,196   11,162
   Sale of power plants                                    -        -    32,907
                                                       ------   ------   ------
     Total revenues                                    91,890  327,589  338,211

Costs of revenues:

   Construction services                               46,557    55,674  99,001
   Energy plant operations                             31,886    62,649  66,028
   Windplant sales                                      5,012   157,250  79,099
   Energy management services                             250     4,572   8,128
   Sale of power plants                                    -         -   26,522
   Special charges                                         -    224,551      -
                                                       ------   ------- -------
     Total costs of revenues                           83,705   504,696 278,778

Gross margin (Excess of expenses over revenues)         8,185  (177,107) 59,433

Project development and marketing expenses              7,072    18,574   6,247
Engineering expenses                                    4,206    12,401   9,531
General and administrative expenses                    29,281    40,393  28,899
                                                       ------   -------  ------

(Loss) Income from operations                         (32,374) (248,475) 14,756

Interest income                                         1,176     2,575   4,102
Interest expense                                      (19,620)  (23,387)(19,314)
Equity (loss) income of unconsolidated affiliates        (409)   (2,360)  1,882
Loss on disposition of subsidiaries and assets         (9,623)      -       -
                                                       ------   -------  ------

(Loss) Income before taxes                            (60,850) (271,647)  1,426
Income tax (benefit) provision                         23,391   (21,499) (2,922)
                                                       ------   -------  ------

       Net (loss) income                             $(84,241)$(250,148) $4,348
                                                      =======   =======  ======

Net loss per common share:
   Primary                                         $   (2.52)  $ (7.12)$  (0.03)
   Fully diluted                                   $   (2.52)  $ (7.12)$  (0.03)

Weighted average number of common shares
 used in computing per share amounts:
     Primary                                           36,781    36,341  35,783
     Fully diluted                                     36,781    36,341  35,783

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION
                                ----------------

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                      (in thousands, except share amounts)

                                     ASSETS
                                                                1996      1995
                                                                ----      ----
Current assets:
  Cash and cash equivalents                                  $17,208    $16,842
  Funds in escrow, net                                         5,221     12,531
  Accounts receivable                                         17,940     52,593
  Partnership notes and interest receivable, net                  -       1,477
  Inventories                                                    135     38,684
  Investment in power plant held for sale                     19,209     19,951
  Deferred tax assets, net                                     4,300      2,764
  Other                                                        3,986      5,980
                                                             -------    -------
     Total current assets                                     67,999    150,822

Accounts receivable and funds in escrow, net                      -      21,031
Partnership notes and interest receivable, net                    -      22,566
Inventory, net                                                    -      18,431
Property, plant and equipment, net                            24,735    118,214
Power plants under development, net                           11,507     14,956
Investments in affiliates                                         32      9,686
Deferred tax assets, net                                      13,613     38,235
Other assets                                                   5,425      7,308
                                                             -------   --------
       Total assets                                         $123,311   $401,249
                                                            ========   ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                           $18,841    $38,663
  Bank loans payable                                          18,860     13,200
  Accrued interest                                            13,462      2,115
  Accrued liabilities                                         21,010     56,950
  Debt associated with power plant held for sale              16,578     16,958
  Other notes payable                                         20,165     18,794
  Senior secured notes payable                                99,005         -
  Estimated warranty costs                                        -       7,374
  Accrued losses on contracts                                  1,699         -
                                                             -------    -------
     Total current liabilities                               209,620    154,054
Senior secured notes payable                                      -      98,887
Accrued losses on contracts                                      897     36,992
Other notes payable                                               -      53,161
Estimated warranty costs and other long-term obligations       1,061     62,643
Accrued dividends on preferred stock                           9,633      1,071
                                                            --------    -------
     Total liabilities                                       221,211    406,808

Stockholders' deficiency:
  Convertible preferred stock - 10,000,000 shares
  authorized, $.01 par value; issued and outstanding
  102,492, $113,406 liquidation preference                    99,561     99,561
Common stock -110,000,000 shares authorized,
  $.0001 par value; issued and outstanding
  36,829,618 in 1996 and 36,533,836 in 1995                        4          4
Additional paid-in capital                                   136,221    144,551
Unearned compensation                                             -        (281)
Cumulative foreign exchange                                       35         86
Accumulated deficit                                         (333,721)  (249,480)
                                                            --------   --------
     Total stockholders' deficiency                          (97,900)   (5,559)
                                                            --------   --------

       Total liabilities and stockholders' deficiency       $123,311   $401,249
                                                            ========   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION
                                  ------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              for the years ended December 31, 1996, 1995 and 1994
                      (in thousands, except share amounts)




                                                                                       Effect of    Retained
                                  Convertible         Common Stock       Additional    Cumulative   Earnings
                                Preferred Stock          Series A          Paid-in      Unearned    Foreign    (Accumulated
                                Shares   Amount       Shares   Amount      Capital    Compensation  Exchange     Deficit)     Total
                                ------   ------       ------   ------      -------    ------------  --------     --------     -----

Balance, December 31, 1993          -    $   -      35,596,949  $   4     $139,784         $(1,400)       -        $9,402  $147,790
  Exercise of stock options         -        -         130,845      -          307              -         -            -        307
  Issuance of common stock          -        -         202,636      -        2,842              -         -            -      2,842
  Issuance of preferred
    convertible stock           102,492  99,561             -       -           -               -         -            -     99,561
  Recognition of unearned
    compensation                    -        -              -       -           -              530        -           -         530
  Preferred stock dividends         -        -              -       -           -               -         -         (6,660)  (6,660)
  Net income                        -        -              -       -           -               -         -          4,348    4,348
                                ------- -------    -----------  ------   ---------    ------------  --------     ---------  -------


Balance, December 31, 1994      102,492  99,561     35,930,430       4     142,933            (870)       -          7,090  248,718
  Exercise of stock options          -       -         316,805      -          469              -         -             -       469
  Issuance of common stock           -       -         286,601      -        2,219              -         -             -     2,219
  Recognition of unearned compensation       -              -       -           -              589        -             -       589
  Preferred stock dividends          -       -              -       -       (1,070)             -         -         (6,422)  (7,492)
  Foreign exchange                   -       -              -       -           -               -         86            -        86
  Net loss                           -       -              -       -           -               -         -       (250,148)(250,148)
                                ------- -------  -------------  ------   ---------    ------------  --------   -----------  -------
Balance, December 31, 1995      102,492  99,561     36,533,836       4     144,551            (281)       86      (249,480)  (5,559)
                                ------- -------  ------------   ------   ---------    ------------  --------   -----------  -------
  Issuance of common stock           -       -         295,782      -          233              -         -             -       233
  Recognition of unearned compensation       -              -       -           -              281        -                     281
  Preferred stock dividends          -       -              -       -       (8,563)             -         -             -    (8,563)
  Foreign exchange                   -       -              -       -           -               -        (51)           -       (51)
  Net loss                           -       -              -       -           -               -         -        (84,241) (84,241)
                                ------- -------  -------------  ------   ---------   -------------  --------   -----------  -------

Balance, December 31, 1996      102,492 $99,561     36,829,618  $    4   $ 136,221              -   $     35   $  (333,721 $(97,900)
                                ======= =======  =============  ======   =========   =============  ========   ===========  =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION
                                ----------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                        1996     1995     1994
                                                      -------  -------  -------
Cash flows from operating activities:
  Net income (loss)                                 $(84,241)$(250,148) $ 4,348
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Gain on sale of power plant                            -         -    (6,385)
   Loss on disposition of subsidiaries and assets      9,623        -        -
   Depreciation, amortization and other, net           3,117     1,672   12,023
   Special charges                                        -    224,551       -
   Deferred income taxes                              23,391   (21,579)  (5,007)
   Change in assets and liabilities
     excluding special charges:
    Funds in escrow, net                               2,382    (1,742)    (841)
    Accounts receivable                               16,688    31,237  (12,674)
    Partnership notes and interest receivable, net       290    (3,251)  31,536
    Inventories                                        2,468    (9,712) (30,658)
    Other assets                                         (56)   (1,031)  (4,103)
    Accrued warranties                                (1,394)     (262)    (531)
    Accrued loss on contracts                           (692)    5,872       -
    Accounts payable, accrued liabilities
      and accrued interest                             3,701    (4,977)  15,616
                                                    --------   -------  -------
Net cash provided by (used in) operating activities   (24,723)  (29,370)   3,324

Cash flows from investing activities:
  Sales of marketable securities                       3,536    19,949   51,828
  Purchases of marketable securities                  (3,536)     (481) (60,013)
  Additions to property, plant and equipment            (390)  (11,489) (53,035)
  Proceeds from sale of property, plant and equipment  1,309     3,021       -
  Proceeds from sale of subsidiaries and assets       12,162        -        -
  Proceeds from sale of power plant, net                  -      4,069   10,840
  Expenditures on power plants under
   development or construction                        (4,036)    3,643  (29,512)
  Acquisition of Century Contractors West, Inc.,
   net of cash received                                   -     (1,360)      -
  Investment in affiliates - Contributions            (1,814)  (11,000)  (7,209)
  Investment in affiliates - Distributions               605       723    3,473
                                                     -------   -------  -------
  Net cash provided by (used in) investing activities  7,836     7,075  (83,628)

Cash flows from financing activities:
  Proceeds from other notes payable                    7,780    16,359    5,209
  Payments on other notes payable                     (6,791)  (27,248) (14,593)
  Deposits received                                       -        -      6,179
  Proceeds from bank loan                             21,030    90,500       -
  Bank loan repayments, net                           (5,000)  (77,300)      -
  Proceeds from issuance of common stock, net            234     2,771       -
  Proceeds from issuance of preferred stock, net          -         -    99,561
  Issuance of common stock and acquisition of
   call options, net                                      -         -     3,149
  Payment of preferred stock dividends                    -     (8,563)  (4,518)
                                                     -------   -------  -------
Net cash provided by (used in) financing activities   17,253    (3,481)  94,987
                                                     -------   -------  -------

Increase (Decrease) in cash and cash equivalents         366   (25,776)  14,683
  Cash and cash equivalents at beginning of year      16,842    42,618   27,935
                                                     -------   -------  -------
  Cash and cash equivalents at end of year           $17,208   $16,842  $42,618
                                                     =======   =======  =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994

  1. ORGANIZATION AND BASIS OF PRESENTATION

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the periods ending December 31, 1996 and 1995 have been prepared assuming the Company will continue as a going concern. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying December 31, 1996 consolidated balance sheet. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows.

     The Company has announced its intention to dispose its construction subsidiary, CNF Industries, Inc. ("CNF"). Since the Company continues to own the common stock of CNF and controls its operations, the consolidated financial statements continue to reflect the consolidation of the assets, liabilities, revenues and expenses of CNF. Since at December 31, 1996 the Company had not finalized its plans for the disposition of CNF, the Company's financial statements do not include any adjustment or reserves, that might result from the disposition. The Company's consolidated statement of operations for the year ended December 31, 1996 and consolidated balance sheet as of December 31, 1996 include the following amounts relating to CNF:

                          Year ended December 31, 1996
                                 (in thousands)

           Revenues                                         $52,103
           Costs of revenues                                 47,991
                                                            -------
             Gross margin                                     4,112

           General and administrative expenses               10,517
                                                            -------
             Loss from operations                           (6,405)

           Other                                              (157)
                                                            -------
           Loss before income taxes                         (6,562)
                                                            =======

                                     As of
                                December 31, 1996
                                 (in thousands)

Assets:                                  Liabilities and owner's deficiency:
  Current assets             $19,343      Current liabilities          $ 33,902
  Property plant and                      Long term liabilities           1,061
    equipment                  3,768      Owner's deficiency             (9,184)
  Other long term assets       2,668                                   --------
                             -------      Total
     Total assets            $25,779       liabilities & deficiency    $ 25,779
                             =======                                   ========

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


2.   SIGNIFICANT  ACCOUNTING POLICIES

     Foreign Currency Translation: Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' deficiency.

     Export Sales: Windplant export sales were zero in 1996, 43% of total revenues in 1995 and 9% in 1994.

     Unaffiliated Major Customers: The Company's energy sales to Pacific Gas and Electric Company (PG&E) were 6% of total revenues in 1996, 9% in 1995, and 10% in 1994. Construction revenues from major customers were 21% and 15% of total revenues in 1996, 6% in 1995, and 15% in 1994.

     Revenues: Revenues from Windplant sales and construction services are recognized on the percentage-of-completion, cost-to-cost method. Costs of such revenues include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs that can be attributed to specific contracts. Estimated future warranty costs are recognized as units are sold and adjusted as circumstances require. Indirect costs not specifically allocable to contracts and general and administrative expenses are charged to operations as incurred. Revisions to contract revenue and cost estimates are recognized in the accounting period in which they are determined. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined.

     Revenues from sales of Windplant equipment where construction is the responsibility of third parties are recognized under the units-of-delivery method.

     Certain deferred revenue represents the noncash portion of Windplant sales which occurred prior to 1988 for which the Company provided purchase money financing. Deferred revenue from such Company financed sales is recognized as revenue when payments on the partnership notes or related funds in escrow are received by the Company (see Note 11). Such deferred revenue is offset against funds in escrow and partnership notes in the accompanying consolidated balance sheets and is included in maintenance, management fees and other revenues when recognized ($6,000 in 1996, $3,218,000 in 1995, and $5,538,000 in 1994).

     Maintenance and management fees are recognized as earned under various long-term agreements to operate and maintain the energy plants which the Company has developed. Many of these fees are a percentage of owners' energy sales which fluctuate based on production and price. Other revenues include development fees earned under various independent power plant development activities.

     Energy sales revenue is recognized when electrical power or steam is supplied to a purchaser, generally the local utility company or site host, at the contract rate in place at the time of delivery. Certain contracts have fixed prices for the first few years after which the prices are based on the "avoided costs" price of utility purchasers.

     Revenue from energy management services is recognized on certain long-term contracts during the installation period of customer agreements structured as sales-type leases using the percentage-of-completion, cost-to-cost method and over the financing period of such leases using the effective-interest method.

     Sale of power plants revenue is recognized when earned for consummated sales of Company-owned power plants. Costs of such revenues include all assets, net of related liabilities, for such power plants and other direct costs of the transaction.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


     Depreciation: Depreciation is recorded on a straight-line basis over the estimated useful lives as shown below:

     Buildings and improvements                           30 years
     Windplants                                           20 to 30 years
     Cogeneration and substation facilities               30 years
     Machinery and equipment                              2 to 10 years
     Furniture and fixtures                               3 to 5 years
     Leasehold improvements                               Shorter of estimated
                                                          life or term of lease

     Research and Development: Expenditures for research and development are recorded as engineering expense when incurred and totaled zero in 1996, $13,408,000 in 1995, and $5,870,000 in 1994.

     Interest Expense: Interest is capitalized on independent power plants under construction and self-constructed assets and totaled $587,000 in 1996, $3,793,000 in 1995, and $3,315,000 in 1994.

     Income Taxes: The Company accounts for income taxes using the liability method under which deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year and changes in the valuation allowance.

     Accounts Receivable/Accrued Liabilities: Costs incurred and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable. Billings in excess of costs and estimated earnings on uncompleted contracts are included in accrued liabilities.

     Inventories: Inventories are stated at the lower of cost or market, principally using the average-cost method. (Note 12).

     Power Plant Held for Sale: Power plant held for sale represents the Company's share of a completed power plant (see Note 13).

     Power Plants Under Development: Power plants under development include project development costs, representing preconstruction costs incurred to complete the design of windpower plants, independent power plants and cogeneration facilities, to secure the necessary permits, to negotiate the contracts to construct and operate the project, to obtain construction financing and for other development services. Project development costs are capitalized once a project has reached the design and permitting stage and the Company has obtained a power purchase agreement or other enforceable right to sell power. Such capitalized development costs are transferred to construction in progress after construction begins. When it is probable that future projects will not be completed or costs may not be recovered, such costs are written off or reserved for.

     Other Assets: Other assets include debt issuance costs of $3,860,000 and $4,069,000 at December 31, 1996 and 1995 which are amortized on a straight-line basis over the term of the related debt. Such amortization expense was $1,176,000 in 1996, $2,390,000 in 1995, and $955,000 in 1994.

     Cash Flow Information: Short-term investments purchased with original maturities of three months or less are considered cash equivalents. Cash paid for interest (net of amounts capitalized) was $4,683,000 in 1996, $18,520,000 in 1995, and $17,820,000 in 1994. In 1996 and 1995 the Company
     received income tax refunds of $1,343,000 and $1,393,000 respectively. Cash paid for income taxes was zero in 1996 and 1995, and $2,460,000 in 1994. The Company entered into capital leases for equipment of zero in 1996, $3,205,000 in 1995, and $1,881,000 in 1994 which are included in other notes payable.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994

     3. LIQUIDITY AND GOING CONCERN

     The consolidated financial statements as of and for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves the sale of its interests in the Puerto Rico project and construction contract for which it expects to receive substantial cash proceeds. Management believes that such sales will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern.

     4. DECONSOLIDATION OF KWI

     As mentioned previously, KWI filed for protection on May 29, 1996 under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. The condensed results of operations for the year ending December 31, 1996 of the Company as if KWI had been deconsolidated at the beginning of that period and without giving effect to any other changes is as follows:

                              KENETECH CORPORATION
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the years ended December 31, 1996
                            (unaudited, in thousands)

           Revenues                                         $ 72,608
           Costs of revenues                                 (68,556)
                                                            --------
             Gross margin                                      4,052
           Marketing & general & administrative expenses     (28,115)
                                                            --------
             Loss from operations                            (24,063)
           Loss on sale of subsidiaries and assets            (9,651)
           Interest expense and other                        (15,816)
                                                            --------
           Loss before income taxes                          (49,530)
           Income tax provision                               23,391
                                                            --------
               Net loss                                     $(72,921)
                                                            ========

     The above pro forma information are for illustrative purposes and do not necessarily reflect what would have happened had KWI actually had been deconsolidated.

     Included in the December 31, 1995 consolidated balance sheet were assets and liabilities of KWI of approximately $214,000,000 and approximately $213,000,000 respectively. Included in the consolidated statements of operations for the year ended December 31, 1995 were revenues, excess of expenses over revenues and loss before taxes of KWI of approximately $231,000,000, approximately $188,000,000 and approximately $234,000,000 respectively.

     KWI's 1996 operations through May 29, 1996 (a loss of approximately $14 million) are reflected in the accompanying consolidated financial statements. The Company's investment in KWI is recorded as zero in
     "Investments in Affiliates" in the accompanying December 31, 1996 consolidated balance sheet.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


     5. DISPOSITION OF SUBSIDIARIES AND ASSETS

          In conjunction with management's plans to address its liquidity the following transactions were entered into during 1996:

     1) In April 1996 the Company signed a purchase and sale agreement for its subsidiary which holds equity investments in several funds which make investments in power projects. The Company received $5,400,000 in cash. These equity investments were recorded at approximately $9,300,000 prior to a write-down of $4,800,000 in 1995 based upon management's estimate of ultimate recoverability.

     2) In the second quarter of 1996 the Company sold its demand side management operations for approximately $250,000 in cash and the assumption of the debt associated with these operations. The Company incurred no loss on the sale of these operations.

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

     5) As mentioned previously, KWI filed for protection on May 29, 1996 under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH. The effect of the deconsolidation was the recognition of a loss, which primarily related to $23,087,000 of net deferred tax assets relating to KWI.

     6) In September 1996 the Company sold a subsidiary that held a 25% equity interest in a district steam heating facility located in New Haven, Connecticut for $200,000 cash and incurred a small gain on this transaction.

     7) In August 1996 the Company sold its rights to develop a Windplant in Galicia, Spain for $920,000 in cash.

     8) In November 1996 the Company sold a subordinated note receivable from the owner of the Tarifa, Spain Windplant and its remaining equity interest in this Windplant. The Company received approximately $2,600,000 and incurred a loss of $4,930,000 on this transaction.

     9) In December 1996 the Company sold a 1% general partner interest in a cogeneration plant in Kingsburg, California for $350,000 and incurred a loss of $1,700,000 on this transaction.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


       6. LOSS PER SHARE

          Loss per share amounts were calculated as follows for the years ended December 31, 1996, 1995, and 1994 (in thousands, except for per share amounts).

                                                 Primary and Fully Diluted
                                                 -------------------------
                                               1996        1995         1994
                                               ----        ----         ----
         Net income (loss)                $ (84,241)   $(250,148)    $   4,348
         Less preferred stock dividends      (8,563)      (8,563)       (5,590)
                                          ---------    ---------     ---------
         Net loss used in per
           share calculations             $ (92,804)   $(258,711)    $  (1,242)
                                          =========    =========     =========

         Weighted average shares used
           in per share calculations         36,781       36,341        35,783
                                          =========    =========     =========
              Net loss per share          $  (2.52)   $   (7.12)     $  (0.03)
                                          =========    =========     =========

          Preferred stock dividends are deducted from net income or added to the net loss. Since the Company incurred net losses after preferred stock dividends for all periods presented, common stock equivalents are not included in weighted average shares used in the loss per share calculation since they would be anti-dilutive (reduce the loss per share).

     7.   SPECIAL CHARGES

          The Company recorded a special charge of approximately $224,600,000 as of December 31, 1995. Of this charge approximately $218,900,000 related to KWI. The special charge is primarily related to two items:

          (i) Performance problems with the KVS-33. During 1995 mechanical problems with the KVS-33 model wind turbines installed in 1994 and 1995 began to appear, especially in the more severe weather environments. The Company incurred substantial operating costs in 1995 as a result of the problems with the KVS-33. As a result of these problems, the Company wrote off all of its deferred engineering costs, reserved certain inventory costs related to the KVS-33, reserved a significant portion of the capitalized development costs for projects which were going to be completed using the KVS-33 and accrued the estimated retrofit costs attributable to the KVS-33. The aggregated amounts of writedowns and asset reserves were approximately $54,600,000 and accruals of liabilities of approximately $86,800,000 expected to be incurred over the next several years were based on the best information available at December 31, 1995. It is possible that actual losses may be higher or lower than the amount recognized.

          (ii) Energy prices. During 1995, the energy prices utilities pay based upon their "avoided costs" continued to decrease. These energy prices have a significant effect on the Company's financial condition and operations through two channels: (1) the Windplant assets owned by the Company, and (2) the profitability of maintenance and management contracts the Company has with third parties. Maintenance and management fees generally are based on a percentage of the owners' energy sales.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


     The Company used current energy prices at December 31, 1995 based upon PG&E's "avoided costs" prices (after fixed price contract periods expire in 1997-2004), increased by modest inflation, to compute future cash flows for assessing the impairment of Windplant assets and the profitability of the Company's maintenance and management agreements with third party owners of Windplants. The Company used modest inflation because most experts expect PG&E's avoided cost to increase at or below the inflation rate. Based on the calculations, using the principles of SFAS No. 121 and a present value of future net cash flows discounted at 16% to approximate fair value, certain Windplant assets and investments were written down by approximately $50,300,000. In addition, projected negative cash flows on certain maintenance and management contracts from 1996-2015 were discounted at 7% to approximate a risk free rate and a loss accrual was recognized of $32,900,000. Based on the calculations, projected negative cash flows on certain maintenance and management contracts commenced in 1996.

     These writedowns and reserves were based on the best information available as of December 31, 1995. It is possible that actual losses may be higher or lower than the amounts recognized. The range of variance, if any, from such amounts cannot be reasonably estimated.

8. RELATED PARTY TRANSACTIONS

     The Company has transactions with related parties in the ordinary course of business. Related parties consist primarily of energy plant investments in which the Company owned partnership interests ranging from less than 1% to 50% with most such investments being 1% or less. The 1996 amounts include KWI amounts through May 29, 1996 (see Note 4). Pursuant to contracts either to provide Windplants, construction services or power plant management and maintenance, the Company had the following revenues from related parties, after elimination in consolidation of the Company's ownership interest:

                                               1996       1995      1994
                                             --------   -------    ------
                                   `                 (in thousands)

        Windplant sales                      $  5,324   $128,626  $ 57,599
        Maintenance, management fees
            and other                           8,939    19,209     24,786
        Sale of power plants                      -         -       32,907
        Interest on partnership notes and funds
            in escrow                           1,125     3,313      4,432
                                             --------   -------   --------
                                             $ 15,388   $151,148  $119,724
                                             ========   ========  ========

   In  addition,   partnership  notes  and  interest  receivable,   net  in  the
   consolidated 1995 balance sheet, originated from KWI's Windplant sale transactions with partnerships affiliated with the Company.

   Windplant Purchases: In 1995, the Company purchased substantially all of the assets of two windpower partnerships utilizing the KVS 56-100 turbine for approximately $30,400,000 including, $20,600,000 in cash and $3,700,000 in liabilities owed to the Company and $6,100,000 in notes payable to an unrelated party. These Windplants were recorded in property, plant and equipment (Note 14) at a cost of approximately $19,500,000 representing the purchase price, net of previously recorded deferred revenue associated with the partnership note.

   In 1994, the Company purchased substantially all of the assets of four affiliated windpower partnerships, in which subsidiaries of the Company had general partner interests (1% in each), for approximately $42,900,000 ($36,700,000 in cash and $6,200,000 in partnership notes interest and other receivables owed to the Company). The Windplants were recorded in property, plant and equipment (Note 14) at a cost of approximately $25,000,000 representing the purchase price net of previously recorded deferred revenue associated with the partnership notes owned by the Company.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


   Sale of Windplant  Options and  Partnership  Interest:  KPC  Investors,  L.P.
   (KPCI) is a partnership in which the Company has a 1% general partner interest and a 1.5 % limited partner interest and Energy Investors Fund, L.P.
   (EIF) has the remaining 97.5% limited partnership interest. In 1993, KPCI purchased the stock of a wholly-owned subsidiary of the Company which leased a Windplant from a third party lessor for the cancellation of $2,658,000 of the Company's other notes payable and interest previously owned by EIF and a $12,263,000 note receivable. The Company had deferred, until collected in cash, revenue (net of related costs) related to such note. As a result deferral, related party revenue, net of related costs, was $2,376,000 in 1994.

   Investments in Affiliates: Investments in affiliates include one and 18 investment(s) at December 31, 1996 and 1995, respectively, accounted for on the equity method. The Company's individual ownership interests consist primarily of interests of 1% or less. Summarized financial information of these investees was as follows:

                                                    As of December 31,
                                                     1996       1995
                                                     ----       ----
                                                      (in thousands)
            Current assets                         $  1,845    $88,135
            Plant and other assets                    3,265    734,389
            Current liabilities                         145    69,507
            Long-term liabilities                        74    428,643
            Equity                                    4,896    324,374

                                             For the year ended December 31,
                                             -------------------------------
                                                 1996      1995       1994
                                                 ----      ----       ----
                                                       (in thousands)
            Revenues                         $ 13,499  $140,563   $142,032
            Income from operations             11,038    47,981     63,240
            Net income                          1,385    12,353     32,638

9. FUNDS IN ESCROW

   The Company has various long-term debt agreements which have escrow fund requirements (see Note 16). The Company is required, under these agreements, to establish escrow accounts. Debt service payments are made from the escrow account. The escrow account balances at December 31, 1996 and 1995 were as follows:

                                                          1996       1995
                                                           (in thousands)
        Funds in escrow - Lease agreements              $    -    $    475
        Other notes payable                               1,581     14,038
        Letters of credit collateral                      1,086      2,195
        Project collateral                                2,554         -
                                                        -------     ------
                                                          5,221     16,708

        Less current portion                              5,221     12,531
                                                        -------   --------
                                                        $    -    $  4,177
                                                        =======   ========

   As of December 31, 1996, funds in escrow were invested in short-term cash investments at rates ranging from zero to 6.4%. As previously discussed KWI's funds in escrow are not reflected in the December 31, 1996 balance sheet.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


10.   ACCOUNTS RECEIVABLE

     Accounts Receivable: Accounts receivable at December 31, 1996 and 1995 consisted of:
                                                          1996      1995
                                                          ----      ----
                                                            (in thousands)
        Contracts - Billed:
         Completed contracts                            $ 1,981   $ 22,243
         Contracts in progress                            9,106     23,992
         Retained                                         2,216      4,915
        Contracts - Unbilled                              2,782      3,106
        Operations and other                              1,855     15,191
                                                        -------   --------
         Subtotal                                        17,940     69,447
        Less current portion                             17,940     52,593
                                                        -------   --------
                                                        $    -    $ 16,854
                                                        =======   ========

   At December 31, 1996 billed and unbilled receivables did not include any amounts from related parties. At December 31, 1995 billed and unbilled receivables included $31,417,000 related to contracts with related parties. Operations and other receivables include $33,000 and $11,793,000 from related parties at December 31, 1996 and 1995.

   A summary of costs incurred and estimated earnings on uncompleted contracts at December 31, 1996 and 1995 follows:

                                                          1996      1995
                                                          ----      ----
                                                            (in thousands)
        Costs incurred and estimated earnings on
         uncompleted contracts                          $151,850  $381,812
        Billings to date                                 157,346  (380,753)
                                                        --------  --------
                                                        $ (5,496) $  1,059
                                                        ========  ========

  Such amounts were included in the consolidated balance sheets at December 31, 1996 and 1995 as follows:
                                                          1996      1995
                                                          ----      ----
                                                            (in thousands)
      Costs incurred and estimated earnings in excess
       of billings on uncompleted contracts
       (accounts receivable)                            $ 2,782    $ 4,998
      Billings in excess of costs and
       estimated earnings on uncompleted
       contracts (accrued liabilities)                   (8,278)    (3,939)
                                                       --------   --------
                                                       $ (5,496)  $  1,059
                                                       ========   ========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


11.   PARTNERSHIP NOTES AND INTEREST RECEIVABLE

   Partnership notes receivable are summarized below. The Company deferred a portion of the selling price of certain Windplants sold prior to 1988 (see Notes 2 and 8). At December 31, 1996 there were no partnerships notes on the balance sheet as a result of the deconsolidation of KWI and the sale of a subordinated note receivable from the owner of the Tarifa, Spain Windplant (see Note 5). The related principal and interest receivable at December 31, 1995, offset by deferred revenue, was as follows:

                                                                    1995
                                                               (in thousands)

        Partnership notes and interest receivable                 $ 32,970
        Deferred revenue                                            (8,927)
                                                                  --------
                                                                    24,043
        Less current portion                                         1,477
                                                                  --------
                                                                  $ 22,566
                                                                  ========

   These notes bear interest at rates ranging from prime plus 1% (prime was 8.5% at December 31, 1995) to 14.5% and generally require level payments of principal and interest after 1998. Accrued interest receivable was $1,100,000 at December 31, 1995.

12.   INVENTORIES

   Inventories at December 31, 1996 and 1995 are summarized as follows:

                                                          1996      1995
                                                          ----      ----
                                                          (in thousands)
   Current inventories:
        Work-in-process                                 $    -    $  5,616
        Unassembled parts and supplies                      135     15,114
        Projects held for sale:
         Texas Windplant                                     -       3,568
         Project in Construction - Costa Rica Windplant      -      14,386
                                                        -------   --------
           Total current inventories                    $   135   $ 38,684
                                                        =======   ========

   Long-term inventories:
        Long-term inventory                             $    -    $ 33,177
        Reserve                                              -     (14,746)
                                                        -------   --------
           Total long-term inventories                  $    -    $ 18,431
                                                        =======   ========

   As previously discussed, inventories of KWI are not reflected in the December 31, 1996 balance sheet.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


13. INVESTMENT IN POWER PLANT HELD FOR SALE AND DEBT ASSOCIATED WITH POWER PLANT HELD FOR SALE

     Investment in power plant held for sale at December 31, 1996 and 1995 consisted of:
                                                          1996      1995
                                                          ----      ----
                                                            (in thousands)

        Chateaugay power plant                          $19,209   $19,951
                                                        =======   =======

   The Company owns a 50% ownership interest in a 17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September 1993. Debt associated with this project held for sale at December 31, 1996 and 1995 consisted primarily of tax-exempt bonds. In July 1991, the Company entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the Authority) whereby the Authority loaned the
   Company the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 to finance the construction of the Chateaugay project. The bonds are due July 1, 2021. Upon expiration of the partnership repurchase option in 1994, the Company recognized a gain on the sale of its 50% interest. As the Partnership makes debt payments, the Company reduces its pro rata 50% share of the debt accordingly ($16,578,000 outstanding at December 31, 1996).

14.   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at December 31, 1996 and 1995 consisted of:

                                                          1996      1995
                                                          ----      ----
                                                            (in thousands)

        Land                                            $   580   $  3,585
        Buildings and improvements                        2,966     23,839
        Windplants, net of impairment (Notes 7 and 8)        -      73,529
        Cogeneration facility                            26,467     39,385
        Machinery, equipment and other                    6,122     39,313
        Construction in progress                             -         123
                                                        -------   --------
                                                         36,135    179,774
        Less accumulated depreciation                    11,400     61,560
                                                        -------   --------
                                                        $24,735   $118,214
                                                        =======   ========

   Depreciation  expense  was  $6,814,000  in 1996,  $14,527,000  in  1995,  and
   $12,661,000 in 1994. As previously discussed property, plant and equipment of KWI are not reflected in the December 31, 1996 balance sheet.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


15.   BANK LOAN PAYABLE

   On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the Puerto Rico project being jointly developed by the Company. Amounts borrowed under this agreement bear interest at the 90 day LIBOR plus 7.5%. This rate can change when the project reaches certain milestones. The 90 day LIBOR rate was 5.6% at December 31, 1996. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in this thermal power plant. No further funds are available under this agreement since the remaining funding capacity must accommodate accrued and unpaid interest for the remaining term of the loan. The outstanding balance on this bank loan was $18,860,000 at December 31, 1996.

   KWI Bank Loan Payable: On September 30, 1994, KWI entered into a $75,000,000 two year revolving credit agreement (the Windplant construction line) to finance the construction of Windplants with a group of seven banks. This agreement required KWI to meet certain financial ratios and net worth tests. In February 1996 the Company and KWI entered into a Waiver Agreement with the banks that did not include waiver of the financial ratios and net worth requirements. However, under the terms of this Waiver Agreement, the banks agreed to fund a draw request and waive declaring a default based upon a "material adverse change" and the Company agreed to suspend payment of dividends on its preferred stock so long as borrowings remain outstanding. On May 13, 1996 KWI and the banks agreed to reduce the size of the facility to $12,050,000 (the amount outstanding at that time). Subsequently, KWI sold a project held for sale. The proceeds from this sale repaid the amount due and the revolving credit agreement was terminated.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994

16.   OTHER NOTES PAYABLE

   Other notes payable at December 31, 1996 and 1995 consisted of the following:

                                                            1996         1995
                                                            ----         ----
                                                              (in thousands)
Notes bearing interest at 7.5% to 11.5%, due in equal
semi-annual installments of principal and interest through
2003, collateralized by Windplants and $25,862,000 of
notes receivable from the sale of Windplants (1)           $    -    $ 37,031

Note bearing interest at 11.3%, due in equal annual
installments of principal and interest through 2002,
collateralized by a cogeneration facility owned by
the Company and requires an escrow account                  8,667       9,624

Borrowings under a $15,000,000 term loan agreement,
interest at specified rates through 2002 (11% and 6.7%
at December 31, 1995 and 1994)                                  -      14,512

Notes bearing interest at 10.8%, due through 2001,
collateralized by real property (1)                             -       3,317

Borrowings under a $5,000,000 revolving credit
agreement bearing interest at 1% above the bank's
prime rate through April 30, 199                              166          -

Borrowings under a $7,500,000 term loan agreement
bearing interest at the bank's prime rate through
August 31, 1996 and at 1% above the bank's prime
rate thereafter, due in quarterly installments of
$267,857 plus interest through December 31, 2000
and $2,142,860 due on March 31, 2001                        6,351         -

Borrowings under a $4,400,000 revolving loan
agreement, interest rate selected by the
Company from specified alternatives (7.4% and 7.6% at
December 31, 1996 and 1995, respectively),
convertible to a 15-year term loan payable
semi-annually, collateralized by land, building
and equipment                                               3,645       3,797

Borrowings under a $1,000,000 loan agreement,
due in 1999 bearing interest at prime plus 3%
(11.25% at December 31, 1996)                                 641          -

Notes bearing interest at 7.0% due through 1999 (2)           504         600

Other obligations bearing interest at 8.2% to 9.9% due
through 1999, collateralized by equipment                     191       3,074
                                                          -------    --------
                                                           20,165      71,955
      Less current portion                                 20,165      18,794
                                                          -------    --------
                                                          $    -     $ 53,161
                                                          =======    ========

(1)  Amount was eliminated with the  deconsolidation of KWI.
(2) The Company did not make the required principal and interest payment on December 1, 1996 and the holders of the notes notified the Company of their collective intention to accelerate the obligation to pay the unpaid balance of the notes plus accrued interest. On February 21, 1997, the Company paid $322,000 in full settlement of $460,000 of unpaid principal and interest.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


   Certain of the debt agreements provide events of default including provisions which allow the lenders to accelerate repayment of the debt should other debt of the Company experience an event of default which would cause such other debt to be accelerated. Because of these provisions all other notes payable are considered current.

   The Company maintained a revolving credit agreement for working capital purposes which was due to expire on May 30, 1996. This agreement required the Company to meet certain financial ratios, net worth tests and indebtedness tests. In April 1996 the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary (CNF) through April 30, 1997. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the $5,000,000 outstanding at March 30, 1996 and to provide cash collateral for up to $2,500,000 in outstanding letters of credit. The loan becomes immediately payable on the sale of CNF. The agreement requires CNF to meet certain net worth, financial ratio and debt service coverage tests. At December 31, 1996 CNF was not in compliance with these covenants. The bank has issued a notice of default letter which stated that due to KWI's bankruptcy filing and certain covenant violations it would not make any further advances under the revolving credit agreement. The ability of CNF to transfer cash to KENETECH Corporation is prohibited by provisions of this line of credit. CNF's cash and cash equivalents totaled $2,802,000 at December 31, 1996.

17.   SENIOR SECURED NOTES PAYABLE

   In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $995,000 at December 31, 1996. Interest on these notes is due June 15 and December 15 of each year. The Notes are redeemable, at the option of the Company, beginning December 15, 1997 at 106% of par, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

   Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. The Company did not pay the interest due June 15 and December 15, 1996 totaling $12,750,000 and is in default. At December 31, 1996 the debt was classified as a current liability.

18.   STOCKHOLDERS' EQUITY (DEFICIENCY)

   Convertible Preferred Stock: In May and June 1994, the Company sold 102,492 shares of 8 1/4% convertible preferred stock with a stated value of $1,012.50 per share resulting in net proceeds of approximately $99,561,000 after underwriting discount and expenses. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears, when and as declared by the Company's board of directors. The voluntary and involuntary liquidation value of each preferred share is equal to the stated value plus unpaid dividends. Preferred stockholders have the same voting rights as common stockholders at the rate of 40 votes per preferred share.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


   The holders of the preferred stock may convert their shares into common stock at any time at the rate of 41.665 common shares for each preferred share. The preferred stock is not convertible by the Company prior to May 15, 1997. However, after that date and prior to May 15, 1998, the Company may convert the preferred stock and should be expected to do so if the then current market value exceeds the call price as defined. At such time the preferred shareholder would receive the number of common shares equal to the call price (initially $1,033.40, declining ratably to $1,012.50) divided by the market price of the common stock, but in no event fewer than 41.665 common shares for each share of preferred stock. If not previously converted, on May 14, 1998, each preferred share will mandatorily convert into 50 shares of common stock and cash equal to all accrued and unpaid dividends. The Company has recorded a liability as of December 31, 1996 for unpaid dividends of $9,633,000 and $1,070,000 as of December 31, 1995.

   The preferred stock is held by a depositary and 5,124,600 depositary shares have been issued. Each depositary share represents one-fiftieth of a preferred share, with the holder entitled, proportionately, to all the rights and preferences of the underlying preferred stock.

   Stock Options: The Company currently has various stock option plans and programs under which both qualified and non-qualified incentive stock options have been granted. Options authorized and available for grant at December 31, 1996 totaled approximately 3,610,000 shares in addition to 2,507,000 shares granted and outstanding at December 31, 1996.

   Stock option activity during 1994, 1995 and 1996 was as follows:
                                                                   Exercise
                                                    Options          Price

      Outstanding December 31, 1993               2,974,250    1.25  -  16.50
        Granted                                      42,500   12.81  -  23.25
        Exercised                                  (130,845)   1.25  -   9.00
        Canceled                                   (137,940)   9.00  -  16.50
                                                   --------
      Outstanding December 31, 1994               2,747,965    1.25  -  23.25
        Granted                                     235,000   11.50  -  15.75
        Exercised                                  (316,805)   1.25  -   9.00
        Canceled                                   (531,160)   9.00  -  23.25
                                                   --------
      Outstanding December 31, 1995               2,135,000    1.25  -  23.25
        Granted                                   1,750,000         0.81
        Canceled                                 (1,378,000)   1.25  -  23.25
                                                  ---------
      Outstanding December 31, 1996               2,507,000    0.81  -  19.75
                                                  =========

     The weighted average exercise price of outstanding options at December 31, 1996 was $4.0423. Stock options vest as follows:
                                                                Exercise
                                                    Shares        Price

      Currently exercisable                         525,640  $ 1.25  - $19.75
      1997                                          104,860    9.00  -  16.50
      1998                                           76,100    9.00  -  16.50
      1999                                           25,400   12.81  -  16.50
      2000                                           25,000        16.50
      2001                                              -
      2002                                        1,750,000         0.81
                                                  ---------
                                                  2,507,000
                                                  =========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


     The Financial  Accounting  Standards Board (FASB) has issued  Statement No.
     123. "Accounting for Stock-Based Compensation" which is effective for 1996 financial statements. SFAS No. 123 requires either recognition of compensation expenses for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations had the Company recognized such expense. The Company has elected the supplemental disclosure option. The Company believes that the effects on the reported net loss for 1996 and 1995 had stock-based compensation been recognized as expense under the provisions of SFAS No. 123 would not be material.

19.   INCOME TAXES

   The provision (benefit) for income taxes consists of the following:

                                               1996       1995      1994
                                             --------   -------    ------
                                                    (in thousands)
        Current:
          Federal                            $     54   $  (590)  $    626
          State                                   150       105      1,122
          Foreign                                 100        -         337
                                             --------   -------   --------
                                                  304      (485)     2,085
                                             --------   -------   --------
        Deferred:
          Federal                              20,201   (17,965)    (1,137)
          State                                 2,886    (3,049)    (3,870)
                                             --------   -------   --------
                                               23,087   (21,014)    (5,007)
                                             --------   -------   --------
  Total income tax
     provision (benefit)                     $ 23,391  $(21,499)  $ (2,922)
                                             ========  ========   ========

   A reconciliation of the total income tax (benefit) to income taxes calculated at the federal statutory tax rate of 35% is as follows:

                                               1996        1995         1994
                                             --------     -------      ------
                                                      (in thousands)

      (Loss) Income before income taxes      $(61,568)  $(271,647)   $   1,426
                                             ========   =========    =========

      Statutory federal income tax
        (benefit) provision                 $ (21,549)  $ (95,076)    $    499
      State income taxes, less
        federal tax benefit                    (2,928)    (16,136)         489
      Change in valuation allowance due to
        current operations                     24,627      89,705       (3,500)
      Renewable energy credit                      -           -          (284)
      Reduction of net deferred tax asset
        attributable to
        deconsolidation of KWI                 23,087          -            -
      Other                                       154           8         (126)
                                             --------    --------     --------
          Total income tax
            provision (benefit)              $ 23,391    $(21,499)    $ (2,922)
                                             ========    ========     ========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 for the years ended December 31, 1996, 1995 and 1994


   As of December 31, 1996 and 1995, the deferred tax balances consisted of the following:

                                                          1996      1995
                                                          ----      ----
                                                           (in thousands)

      Current assets                                    $ 4,340   $ 10,080
      Valuation allowance                                    -      (1,536)
                                                        -------   --------
                                                          4,340      8,544

      Current liabilities                                   (40)    (5,780)
                                                        -------   --------
          Current deferred tax assets, net              $ 4,300   $  2,764
                                                        =======   ========

      Noncurrent assets:
        Dealer installment sales                        $    -    $ 26,430
        Federal and state net operating loss
         and tax credit carryforwards                    37,662     35,770
        Gain on sale of fixed assets
         and investment interests                         3,061     24,400
        Warranty reserve                                     -      26,782
        Project development costs                         4,655    17,158
        Accrued loss on operations                           -      25,708
        Fixed asset impairment                               -      13,814
        Other                                               800      8,929
                                                        -------   --------
                                                         46,178    178,991
        Valuation allowance                             (22,176)   (88,169)
                                                        -------   --------
                                                         24,002     90,822

      Noncurrent liabilities:
        Depreciation and basis differences               (5,142)   (42,139)
        Other                                            (5,247)   (10,448)
                                                        -------   --------
                                                        (10,389)   (52,587)
                                                       --------   --------
          Noncurrent deferred tax assets, net          $ 13,613   $ 38,235
                                                       ========   ========

   Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the tax basis of assets and liabilities and the reported amounts of these assets and liabilities for financial reporting purposes. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are more likely than not to not be realized which resulted in $24,627,000 and $89,705,000 being recognized in 1996 and 1995. During 1994 the Company determined, due to continued commercial production and established backlog, that $3,500,000 of its previously established valuation allowance for California solar energy credits was no longer required. After the deconsolidation of KWI, the Company's recorded net deferred tax asset is $17,913,000. This amount will be realized if taxable gains of approximately $50,000,000 are recognized which management believes is more likely than not to be realized from the sale of assets with appreciated value. It is possible that the actual deferred tax assets realized may be higher or lower than the amounts currently recognized.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


   The following table summarizes carryforwards available for income tax purposes at December 31, 1996 (in thousands):

                                                            Expiration Dates
                                                            ----------------

        Investment tax credits                     $  1,622  2003 through 2005
        Research and development tax credits,
          federal and state                           2,307     2003 and 2008
        California solar tax credits                  7,693       Indefinite
        Alternative minimum tax credit                2,010       Indefinite
        Net operating loss - federal                 89,691   2007 through 2011
        Net operating losses of acquired subsidiaries,
          subject to restrictions                     2,202   2001 through 2005


20.   Fair Value of Financial Instruments

   The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                           1996                     1995
                                      ----------------         --------------
                                               Estimated            Estimated
                                     Carrying    Fair     Carrying    Fair
                                      Amount     Value     Amount     Value
                                      ------     -----     ------     -----
                                                  (in thousands)
        Assets:
         Cash and cash equivalents    $17,208  $17,208     $16,842   $16,842
         Funds in escrow                5,221    5,221      16,708    16,708
         Partnership notes and
           interest receivable             -        -       32,983        -

        Liabilities:
         Power plant construction
           financing                   16,578       -       16,958        -
         Senior secured notes payable  99,005       -       98,887        -
         Other notes payable           20,165       -       71,955        -

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

   Funds in escrow: Fair value represents market value as reported by the financial institution holding the funds in escrow.

   Partnership  notes  and  interest   receivable,   Power  plant   construction
   financing, Senior secured notes payable, and Other notes payable: For 1996 and 1995, the fair value is undeterminable.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


21.   COMMITMENTS AND CONTINGENCIES

     Leases: At December 31, 1996 the Company had various operating lease agreements covering facilities and equipment. Substantially all leases provide for renewal options which give the Company the right to extend the leases at reduced rentals. Minimum rental commitments for future years are as follows (in thousands):


                        1997              $  527
                        1998                 453
                        1999                 316
                        2000                 102
                        2001                  86
                        Thereafter         1,634

     Lease  expense  totaled  $1,689,000  in  1996,   $8,699,000  in  1995,  and
     $9,513,000 in 1994.

   Subsidiary General Partners: Separate subsidiaries of the Company act as general partners for certain partnerships, holding a 1% or less interest therein. As a general partner, together with the other general partners, each subsidiary is liable for all debts, liabilities and obligations of the partnership (except non-recourse loans) to the extent such obligations are not paid by the partnership. Since the partnerships' obligations (except non-recourse loans) are primarily notes payable and fees due to the Company and other relatively minor liabilities related to administration, insurance and property taxes, management believes the potential liability, if any, to the Company, as the partnerships' general partner, will not have a material adverse effect on the Company's financial position or results of operations.

   Litigation: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson) in the United States District Court for the Northern District of California alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief. On December 4, 1996, with underwriters and their counsel and the insurance carriers' counsel in attendance, a mediation occurred in San Francisco in an attempt to settle the action; however, the parties were unsuccessful. Plaintiffs' motion for class certification was heard and taken under submission by the Court on January 31, 1997. The Company intends to continue to contest the action vigorously.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


     On January 6, 1996, a breach of contract action was filed in the Superior Court for Middlesex County, Massachusetts, by Tennessee Gas Pipeline Company ("Tennessee") against Pepperell Power Associates Limited Partnership (the "Pepperell Partnership"), its general partner, KES Pepperell, Inc. (each in whole or in part directly or indirectly owned by KENETECH Energy Systems, Inc. ("KES"), a wholly-owned subsidiary of the Company), and its other general partner, in connection with the termination of a natural gas transportation agreement, seeking to recover alleged unpaid charges of approximately $1.8 million. KES Pepperell, Inc. has filed a counterclaim in the action and intends to contest the action vigorously. On December 2, 1996, Tennessee filed another action in the Superior Court for Middlesex County, Massachusetts, against KES Pepperell, Inc. and KES, among others, seeking to recover an $810,000 payment made to the Pepperell Partnership plus treble damages and attorneys' fees. KES Pepperell and KES intend to contest the action vigorously.

     In October 1996, the Environmental Protection Agency ("EPA") issued a final air permit for the Puerto Rico project. On November 1, 1996, Hector Arana and The Committee To Save The Environment of Guayanilla, a local environmental group in Puerto Rico, filed an administrative agency appeal with the environmental appeals board within the EPA contesting the issuance of the air permit; the effect of such appeal is to stay the issuance of the permit. A validly issued and effective permit is required for the construction, financing and operation of the project.

     On March 13, 1997, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (the "Appellants") timely filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them on January 21, 1997, in the Ponce Superior Division of the Court of First Instance of Puerto Rico (the "trial court") (No. JPE 96-0345) dismissing Appellants' complaint against the Puerto Rico Electric Power Authority ("PREPA") requesting injunctive and declaratory relief. Appellants are environmental groups, citizens and the union which represents PREPA's electrical workers; they had brought their civil action challenging the procedure used by PREPA to select two independent power producers (one of which is the Company's wholly-owned development subsidiary) to design, finance, construct, own and operate the Puerto Rico project. The trial court held that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. The partnership which holds the power purchase agreement for the Puerto Rico project intervened in the action before the trial court. The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     Employment contracts: Certain officers have employment contracts.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995 and 1994


22.   QUARTERLY INFORMATION (UNAUDITED)

     Unaudited quarterly information for 1996, 1995 and 1994 was as follows (in thousands, except per share amounts):

                                      Year Ended December 31, 1996 - Quarters
                                       First    Second      Third      Fourth
                                       -----    ------      -----      ------
        Total revenues                $27,709   $29,491   $16,455     $18,235
        Gross margin (Excess of
         expenses over revenues)          397     8,163       242        (617)
        Net loss                      (16,750)  (32,435)  (10,155)    (24,901)
        Per common share:
         Primary & fully diluted
          - net loss                  $ (0.52)  $ (0.94) $  (0.33)   $  (0.73)

                                      Year Ended December 31, 1995 - Quarters
                                       First    Second      Third      Fourth
                                       -----    ------      -----      ------
        Total revenues                $74,806 $100,848    $104,897    $47,038
        Gross margin (Excess of
         expenses over revenues)       12,035   21,804      23,730   (234,676)
        Net income (loss)              (3,051)   1,492       2,332   (250,921)
        Per common share:
         Primary - net income (loss)  $ (0.14)  $ (0.02) $    0.01 $  (6.93)
         Fully diluted -
          net income (loss)             (0.14)    (0.02)      0.01    (6.93)

                                      Year Ended December 31, 1994 - Quarters
                                       First    Second      Third      Fourth
                                       -----    ------      -----      ------
        Total revenues                $65,206   $97,607    $90,709    $84,689
        Gross margin                    8,475    19,729     22,438      8,791
        Net income (loss)              (4,200)    4,314      5,415     (1,181)
        Per common share:
         Primary - net income (loss)  $ (0.12)  $  0.08  $   0.09   $  (0.09)
         Fully diluted -
          net income (loss)             (0.12)     0.08      0.09      (0.09)

     1996: As mentioned previously, KWI filed for protection on May 29, 1996 under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH. The effect of the deconsolidation was the recognition of a loss, a substantial portion of which primarily related to $23,087,000 million of net deferred tax assets relating to KWI.

     1995: The Company had significant revenue from Windplant sales during the first three quarters. Windplant sales revenues decreased in the fourth quarter due to the timing of Windplant sales, and also as certain sales were delayed as a result of mechanical problems encountered with the KVS-33 model turbine toward the end of 1995. During the fourth quarter the Company recorded a special charge of $224,551,000 (see Note 2).

     1994: During the third quarter, the Company settled a suit with PG&E. In November 1993 a jury awarded $17,600,000 to the Company and affiliated partnerships (Company and Affiliates) related to a contract disagreement with PG&E. The Company and Affiliates settled the suit consistent with the Company's expectation at the time of the award. Under the terms of the settlement the Company and Affiliates are precluded from disclosing the amount and other details of the settlement. Net income and earnings per share was substantially increased by the settlement. During the fourth quarter, the Company determined that $3,500,000 ($0.10 per share) of its valuation allowance for California solar credits was no longer required. In addition, during the fourth quarter the Company recorded Windplant sales of $18,000,000 to a company in India.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          --------------------

         As previously disclosed in the Company's Report on Form 8-K dated May 11, 1995, the auditor client relationship between the Company and Deloitte & Touche, LLP ("Deloitte & Touche") ceased on May 11, 1995. On such date, the Company informed Deloitte & Touche that the Audit Committee of the Board of Directors recommended that Deloitte & Touche be dismissed. On the same day, the Company received a letter from Deloitte & Touche stating that it had resigned as the Company's auditor. The reports prepared by Deloitte & Touche for each of the fiscal years 1993 and 1994 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's fiscal years ended December 31, 1993 and 1994 and through May 11, 1995, the Company had three disagreements with Deloitte & Touche as follows:

         The first occurred in the first quarter of 1993 and concerned the revenue recognition for the sale of a limited partnership interest in a wholly-owned limited partnership that constructed a wood burning power plant. Initially, the Company had recorded 100% of the revenue and related income, but also retained an option to purchase 49% of the limited partnership. Deloitte & Touche advised the Company that in their opinion, the retention of an option would result in the deferral of revenue and related income on this transaction. The Company restructured the transaction so that it did not retain an option to repurchase an interest in the partnership. Deloitte & Touche and the Company then agreed on the treatment of the transaction.

         The second disagreement occurred in March of 1995 related to the Company's 1994 consolidated financial statements with respect to the method of revenue recognition used on long-term contracts for the sale of wind turbines and associated services entered into in November and December of 1994. The Company proposed to recognize revenue on the percentage-of-completion cost-to-cost basis and issued its preliminary earnings report for 1994 on that basis, with the understanding that Deloitte & Touche considered this method acceptable. In late March 1995, upon completion of its audit, Deloitte & Touche notified the Company that it did not agree with the original treatment. The Company adopted the percentage-of-completion units-of-delivery method which was acceptable to Deloitte & Touche.

         The third disagreement occurred in the first quarter of 1995 related to the Company's acquisition of a business. The Company proposed to recognize all the revenues and expenses related to the acquired business during the first quarter of 1995 because the acquisition was based upon the year-end balance sheet and the Company's management had participated in the day-to-day operations of the acquired business. Deloitte & Touche advised the Company that the purchase method of accounting required that only the revenues and expenses from the actual date of the closing of the business combination should be recorded. The Company adopted Deloitte & Touche's recommended treatment.

         During each of the two fiscal years ended December 31, 1993 and 1994 and through May 11, 1995, the Company had one reportable event. As of May 11, 1995, the documentation provided to corroborate the representation made by the Company's management supporting certain Windplant sales recorded under the percentage-of-completion cost-to-cost method for the 13 weeks ended April 1, 1995 was incomplete. As a result, and because of the cessation of the audit relationship, Deloitte & Touche was unable to reach a conclusion as to the recording of revenue and income for the transaction.

         This includes information as to all disagreements and reportable events through the date of this report. The Audit Committee of the Board of Directors discussed the subject matter of all three disagreements and the reportable event with Deloitte & Touche. In addition, the Company has authorized Deloitte & Touche to respond fully to the inquiries of any successor accountant concerning the subject matter of each such disagreement.

         On May 11, 1995, Deloitte & Touche notified the Securities and Exchange Commission that the client-auditor relationship between the Company and Deloitte & Touche had ceased and by letter dated May 17, 1995, notified the Commission that Deloitte & Touche had read and agreed with the comments in Item 4 of the Company's Form 8-K. On June 9, 1995, the Company engaged KPMG Peat Marwick LLP as its principal accountant to audit the Company's financial statements.


                                   PART III


Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

       Directors and Executive Officers of the Company as of March 10, 1997(1), their ages and their present titles:

              Name         Age                 Position
             ----          ---                 --------

     Gerald R. Alderson    50 Director
     Charles Christenson   66 Director
     Angus M. Duthie       57 Chairman of the Board of Directors
     Mark D. Lerdal        38 Director, Chief Executive Officer and President
     Michael U. Alvarez    40 Vice President
     James J. Eisen        41 General Counsel, Vice President
                              and Assistant Secretary
     Michael A. Haas       33 Vice President
     Nicholas H. Politan   35 Chief Financial Officer, Vice President and
                              Assistant Secretary
     Mervin E. Werth       50 Controller, Chief Accounting Officer and
                              Assistant Treasurer

(1) Howard W. Pifer III resigned from the Board of Directors effective February 21, 1997. Steven A. Kern is President of KENETECH Windpower, Inc.

     BIOGRAPHICAL INFORMATION

     KENETECH Corporation, a Delaware corporation, was formed in 1986 as a holding company of KENETECH Windpower, Inc. (formerly, U.S. Windpower, Inc.). References to KENETECH are, prior to 1986, references to KENETECH Windpower, Inc.

     GERALD R. ALDERSON is the President of National Kilowatt and has served as a Director of KENETECH since September 1983 and served as Chairman of the Board from March 16, 1995 until March 27, 1996. He served as KENETECH's President and Chief Executive Officer from August 1981 until October 1995 and December 1995, respectively. He received his B.A. from Occidental College and his M.B.A. from the Harvard University Graduate School of Business Administration. He is a Class I Director with his term expiring at the 1997 Annual Meeting of Stockholders.

     CHARLES CHRISTENSON is the Royal Little Professor of Business Administration, Emeritus, at the Harvard University Graduate School of Business Administration and has served as a Director of KENETECH since January 1980. In the past, he was Deputy for Management Systems in the Office of the Assistant Secretary of the Air Force, and held a variety of teaching and administrative positions at the Harvard University Graduate School of Business Administration. He received his B.S. from Cornell University and his M.B.A. and D.B.A. from Harvard University. He is a Class III Director with his term expiring at the 1999 Annual Meeting of Stockholders.

     ANGUS M. DUTHIE is a general partner of Prince Ventures and has served as a Director of KENETECH since December 1980. He was elected as Chairman of the Board of KENETECH on March 27, 1996. Prince Ventures manages various capital funds, in all of which F.H. Prince & Co., Inc. is a significant investor. F.H. Prince & Co., Inc. is a privately held corporation with business interests in real estate, as well as investments, both private and public. Mr. Duthie is also a director of Occupational Health and Rehabilitation, Inc., a publicly held company. Mr. Duthie holds a B.A. from Miami University (Ohio). He is a Class III Director with his term expiring at the 1999 Annual Meeting of Stockholders.

     MARK D. LERDAL was elected as a Director of KENETECH on March 27, 1996 and as Chief Executive Officer and President on April 1, 1996. He served as Vice President and General Counsel of KENETECH from April 1992 until March 1996. From April 1990 to March 1992 he served as Vice President and Counsel of KENETECH Energy Systems, Inc. He received his A.B. from Stanford University and his J.D. from Northwestern University School of Law. He is a Class III Director with his term expiring at the 1999 Annual Meeting of Stockholders.

     MICHAEL U. ALVAREZ has served as Vice President of KENETECH since July 1994. He has served as President of KENETECH Energy Systems, Inc. since December 1993 and served as its Vice President from September 1991 until his election as President. Prior to joining KENETECH Energy Systems, Inc., he was a partner at the law firm of Thelen, Marrin, Johnson & Bridges. He received his B.A. and J.D. from the University of Virginia.

     JAMES J. EISEN was elected Vice President and General Counsel of KENETECH and Vice President of KENETECH Windpower, Inc. on April 12, 1996. He has served as General Counsel of KENETECH Windpower, Inc. since April 1991 and served as Counsel from 1986 to 1991. He received two Bachelor of Science degrees from the Massachusetts Institute of Technology and his J.D. from New York University School of Law.

     MICHAEL A. HAAS was elected Vice President of KENETECH on April 12, 1996 and President of KENETECH International Ltd. on August 8, 1996. He served as Managing Director for KENETECH International Ltd. from May 1994 to August 1996 and as Director of International Projects for KENETECH from June 1993 to May 1994. Prior to June 1993, he served in various management positions with KENETECH Windpower, Inc., including Manager of Engineering, Director of 56-100 Engineering and Maintenance, and General Manager 56-100 Division. He received his B.S. in Aerospace Engineering from the University of Missouri-Rolla and his M.S. in Aeronautical Engineering from Stanford University.

     STEVEN A. KERN was elected President of KENETECH Windpower on April 12, 1996. He served as Senior Vice President of KENETECH Windpower from July 1994 to April 1996 and as Vice President of Operations and Maintenance from 1993 to July 1994. He served as President of KENETECH Facilities Management, Inc. from January 1995 to August 1996. Prior to joining KENETECH Windpower, he was General Manager of ALCOA Composites. He received his B.S. from Alfred University College of Ceramics.

     NICHOLAS H. POLITAN was elected Vice President and Chief Financial Officer of KENETECH on April 12, 1996. He has served as Vice President of KENETECH Energy Systems, Inc. since March 1995 and as Vice President and Chief Financial Officer of KENETECH Windpower, Inc. from August 1995 and April 1996, respectively. From September 1992 until March 1995 he served as Counsel for KENETECH Energy Systems, Inc. Prior to joining KENETECH Energy Systems, Inc., he was an associate at Heller, Ehrman, White & McAuliffe. He received his B.A. from Duke University and his J.D. from Stanford Law School.

     MERVIN E. WERTH has served as Controller of KENETECH since August 21, 1991. In the past, he was a Senior Manager for Deloitte & Touche LLP and Treasurer of Friends of Photography. He received his B.S. from University of California, Berkeley.

     Each officer is generally elected to hold office until the next Annual Meeting of the Company's Board of Directors.

     Each of Gerald R. Alderson and Mark D. Lerdal were  directors of and Gerald
     R. Alderson, Mark D. Lerdal, Michael U. Alvarez, Steven A. Kern, and Nicholas H. Politan were executive officers of KENETECH Windpower, Inc. within the two-year period prior to KENETECH Windpower, Inc.'s chapter 11 filing in the United States Bankruptcy Court.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the
     Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all
     Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its executive officers, directors and owners of more than ten percent of the Company's stock were complied with; except that: (i) Joel M. Canino filed one late report covering one transaction, (ii) Michael A. Haas filed one late report covering two transactions, and (iii) James J. Eisen filed one late report covering one transaction. Each of the late reports was filed before the end of the month in which such report was due.

Item 11.    Executive Compensation
----------------------------------

     Each Director receives an annual retainer of $18,000 plus a $500 fee for each board meeting attended. In addition, each Director who serves on either of the Audit Committee or the Compensation Committee receives a meeting fee of $500 for attending any meeting of such Committees not held in conjunction with a meeting of the Board of Directors. (see also footnote 4 to Summary Compensation Table).

     Under the Automatic Option Grant Program of the Company, each person who was a director at the time of the Company's initial public offering received at the commencement of such offering, and each new Director thereafter received at the time he or she became a director, an automatic option to purchase 5,000 shares of Common Stock at 100% of the fair market value on the date of grant. In addition, at each annual stockholders' meeting in 1994 and 1995, each person who had been a director for at least six months was granted an option to purchase 1,000 shares of Common Stock. The Automatic Option Grant Program has been discontinued and the Directors did not receive any option grants in 1996. Mr. Lerdal declined the automatic option grant of 5,000 shares at the time he became a director. See "Stock Plans" below.

     The following table sets forth, for the fiscal years ended December 31, 1996, 1995 and 1994, all compensation, for services rendered in all capacities to KENETECH and its subsidiaries (except as otherwise noted), awarded to, earned by or paid to (i) all individuals serving as Chief Executive Officer during 1996, (ii) the four most highly compensated executive officers of the Company in addition to the Chief Executive Officer who were serving as executive officers at the end of 1996, and
     (iii) the two former executive officers of the Company for whom disclosure would have been provided but for the fact that such individuals were not serving as executive officers at the end of 1996. The table excludes compensation paid by KENETECH Windpower, Inc. after May 29, 1996 (the date it ceased to be accounted for as a consolidated subsidiary). (1)


                           Summary Compensation Table

================= ======================================== ============ ========

                                                           Long-Term      All
    Name and                                              Compensation   Other
    Principal                                               Awards  Compensation
    Position                  Annual Compensation                         ($)
                   ------- -------- --------- -----------  --------- -----------
                                                  Other     Securities    (4)
                              ($)    ($)          Annual    Underlying
                                               Compensation  Options
                     Year   Salary  Bonus        ($) (2)     (#) (3)
================== ------- -------- --------- ---------- ----------- -----------

Richard D. Saunders   1996 $150,000      -          -          -           -
  Chief Executive     1995 $150,000      -          -          -           -
  Officer             1994    -          -          -          -           -
  (until April 1,
  1996)
================== ------- -------- ---------- ---------- ---------- -----------
Mark D. Lerdal        1996 $387,762 $300,000     $21,500    500,000     $1,152
  Chief Executive     1995 $202,432  $20,000        -          -           -
  Officer,            1994 $183,076      -          -          -           -
  President and
  Director
================== ------- -------- ---------- ---------- ---------- -----------
Michael U. Alvarez    1996 $380,152 $200,000        -       250,000     $1,388
  Vice President      1995 $225,729 $170,000        -          -           -
                      1994 $209,412  $20,000        -          -           -
================== ------- -------- ---------- ---------- ---------- -----------
James J. Eisen        1996 $144,395  $31,000(5)     -       250,000        -
  General Counsel     1995 $105,572  $20,772        -          -           -
  Vice President and  1994 $101,050        -        -          -           -
  Assistant Secretary
================== ------- -------- ---------- ---------- ---------- -----------
Nicholas H. Politan   1996 $178,261 $214,240         -      250,000        -
  Chief Financial     1995 $125,488        -         -         -           -
  Officer,            1994 $104,247  $30,000         -         -           -
  Vice President and
  Assistant Secretary
================== ------- -------- ---------- ---------- ---------- -----------
Mervin E. Werth       1996 $125,405 $125,000         -         -           -
  Controller, Chief   1995 $125,405   $9,375         -         -           -
  Accounting Officer  1994 $112,854       -          -         -           -
  and Assistant
  Treasurer
================== ------- -------- ---------- ---------- ---------- -----------
Gerald R. Alderson    1996 $125,552        -     $29,500       -     $965,000
  Non-Executive       1995 $519,226  $50,000     $22,500     1,000         -
  Chairman            1994 $450,881        -     $22,000     1,000         -
  (until April 1,
  1996)
================== ------- -------- ---------- ----------- --------- -----------
Joel M. Canino        1996 $453,929 $123,958(6)      -          -    $429,000
  Chief Executive     1995 $350,877 $175,000(6)      -          -         -
  Officer             1994 $350,877 $175,000(6)  $58,238        -         -
  CNF Industries
  (until
  September 15, 1996)
================== ======= ======== ========== ========== ========== ===========

(1) If compensation paid by KENETECH Windpower, Inc. after May 29, 1996 was not excluded, the table would have included (i) Steven A. Kern with total compensation of $387,989 (consisting of $168,924 in salary, $66,000 in bonus and $3,440 in insurance premiums paid by KENETECH and $215,625 in salary paid by KENETECH Windpower, Inc.), and (ii) Michael A. Haas with total compensation of $593,143 (consisting of $93,780 in salary and $59,100 in bonus paid by KENETECH and $33,441 in salary and $406,823 in bonus paid by KENETECH Windpower, Inc. from gross proceeds of certain asset sales occurring in 1996).
(2)  Includes  $21,500 in 1996 for director's fees for Mark D. Lerdal;  $29,500,
     $22,500 and $22,000 in 1996, 1995 and 1994, respectively, for director's fees for Gerald R. Alderson; and $23,238 in relocation expenses and $35,000 in housing differential for Joel M. Canino in 1994.
(3) Shares of Common Stock subject to stock options granted during the fiscal year. No stock appreciation rights were granted during 1996, 1995 or 1994.
(4) Includes for 1996 insurance premiums of $1,152 and $1,388 paid by the Company with respect to life insurance for the benefit of Mark D. Lerdal and Michael U. Alvarez, respectively, and severance payments totaling
     $965,000 for Gerald R. Alderson and $429,000 for Joel M. Canino. All of the defendant officers and directors and KENETECH Corporation are jointly represented by the same counsel in the securities class action described in
     Item 3 to this 10-K. A portion of such counsel's legal fees has been paid by the Company, however, such fees have not been apportioned among the individual defendants.
(5) In addition, Mr. Eisen was paid a bonus of $50,999 by KENETECH Windpower, Inc. from gross proceeds of certain asset sales occurring in 1996.
(6) Joel M. Canino was paid a guaranteed bonus pursuant to his employment contract. He received a pro-rata portion of his bonus for the 1996 fiscal year.


          The following table sets forth all options awarded to the Chief Executive Officer and the named executive officers of the Company during the fiscal year ended December 31, 1996 (excluding KENETECH Windpower, Inc. after May 29, 1996) (1). No stock appreciation rights were granted during 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

======================================================== =======================
                                                         Potential Realizable
                                                        Value at Assumed Annual
                                                          Rates of Stock Price
                 Individual Grants                          Appreciation for
                                                            Option Term (2)
 ------------------------------------------------------- -----------------------


                 Number      % of
                   of        Total
                Underlying  Options    Exercise
   Name         Securities  Granted     Price    Expiration   5% ($)    10% ($)
                Underlying    to         ($)        Date
                 Options   Employees
                 Granted   in Fiscal
                   (#)       Year
   ============ ---------- --------- --------- ------------ -------- -----------

   Richard D.      -        -         -           -           -            -
   Saunders
   ============ ------- ---------- --------- --------- ------------- -----------
   Mark D.      500,000(3)     29% $0.8125    April 12,       -            -
   Lerdal                                       2006
   ============ ------- ---------- --------- --------- ------------- -----------
   Michael U.   250,000(3)     14% $0.8125    April 12,       -            -
   Alvarez                                      2006
   ============ ------- ---------- --------- --------- ------------- -----------
   James J.     250,000(3)     14% $0.8125    April 12,       -            -
   Eisen                                        2006
   ============ ------- ---------- --------- --------- ------------- -----------
   Nicholas H.  250,000(3)     14% $0.8125    April 12,       -            -
   Politan                                      2006
   ============ ------- ---------- --------- --------- ------------- -----------

(1) Steven A. Kern and Michael A. Haas were each granted options for 250,000 shares of common stock on the same terms as the named executive officers.
(2) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.
(3) All of such options vest on April 12, 2002, except that such vesting may be accelerated on the following basis: 50% shall vest if and when the fair market value of the shares underlying such options equals or exceeds $2.00 per share, and the other 50% shall vest if and when the fair market value of the shares underlying such options equals or exceeds $3.00 per share.


       The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996, with respect to the Chief Executive Officer and the named executive officers of the Company (excluding KENETECH Windpower, Inc. after May 29, 1996)
       (1). No stock appreciation rights were outstanding during such fiscal year.


                                   AGGREGATED
                    OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

 ================ --------- -------- ----------------------  ===================
                                               Number of
                                               Securities
                                               Underlying
                            Shares             Unexercised          Value of
                           Acquired   Value    Options at         Unexercised
    Name                     on      Realized  Fiscal Year-End    In-the-Money
                           Exercise    ($)     Exercisable/    Options at Fiscal
                             (#)               Unexercisable       Year-End
                                                                 Exercisable/
                                                                 Unexercisable
                                                                     (2)
 ================ --------- -------- ------  --------------  ===================


 Richard D. Saunders          -         -          -/-           -/-
 ================ --------- -------- ------ ---------------  ===================

 Mark D. Lerdal               -         -    21,000/545,000      -/-
 ================ --------- -------- ------ ---------------  ===================

 Michael U. Alvarez           -         -   115,000/295,000      -/-
 ================ --------- -------- ------ ---------------  ===================

 James J. Eisen               -         -       -/250,000        -/-
 ================ --------- -------- ------ ---------------  ===================

 Nicholas H. Politan          -         -     1,800/251,200      -/-
 ================ --------- -------- ------ ---------------  ===================

 Mervin E. Werth              -         -     14,960/7,540       -/-
 ================ --------- -------- ------ ---------------  ===================

 Gerald R. Alderson           -         -   292,000/245,000      -/-
 ================ ========= ======== ====== ===============  ===================

 Joel M. Canino               -         -           -            -/-
 ================ ========= ======== ======================  ===================

(1)  Steven  A.  Kern  held   options   for  20,600   exercisable   and  277,000
     unexercisable  and Michael A. Haas held options for 12,000  exercisable and
     258,000 unexercisable shares at December 31, 1996.
(2)  The  exercise  price  of  all  options  exceeds  the  market  price  of the underlying shares at December 31, 1996 ($0.047).


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, Messrs. Christenson, Duthie, Laskow(1), and Pifer, served as members of the Compensation Committee of the Company. None of the members of the Compensation Committee have ever been officers or employees of the Company. Mr. Lerdal and Mr. Saunders may have attended meetings of the committee, but neither was present during deliberations or discussions regarding his own compensation.

     (1) Mark J. Laskow resigned effective June 3, 1996 from the Board of Directors.

     EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Messrs. Alvarez, Eisen, Lerdal and Politan are currently under employment contracts. Messrs. Alderson, Canino and Saunders were formerly under employment contracts or consulting contracts.

       KENETECH Energy Systems, Inc. entered into an Employment Agreement with Mr. Alvarez on January 1, 1996. Pursuant to the Agreement, Mr. Alvarez was (i) to be employed by KENETECH Energy Systems, Inc., in his current capacity for a period of one year at his annual base salary of $350,000 (unless terminated for cause), (ii) eligible to participate in the executive incentive bonus program, and (iii) eligible to earn an additional bonus of 100% of his base salary, as well as certain other bonuses, upon the occurrence of certain stated objectives. In the event of a Change in Control, Mr. Alvarez was to receive a lump sum payment equal to his annual base salary. Mr. Alvarez's Employment Agreement was amended as of December 11, 1996; the amendment provides (i) that Mr. Alvarez's employment period shall be extended for an additional year,
       (ii) that he shall receive a lump sum payment of 100% of his base salary if he is terminated during the employment period (unless terminated for cause), (iii) for a letter of credit to be issued in the face amount of $150,000 as security for a portion of his severance benefits, and (iv) for a bonus of 100% of his base salary upon the disposition of the Company's interest in the project being jointly developed in Puerto Rico.

       The Company entered into an Employment Agreement with Mr. Eisen on April 12, 1996 that provides that Mr. Eisen will be (i) employed by the Company at annual base salary of $165,000, and (ii) entitled to receive a lump sum severance payment equal to his base salary for one year and continue to be covered by the Company health care and life insurance for one year. Upon a Change in Control, Mr. Eisen will receive a lump sum payment equal to one year's base salary.

       The Company entered into an Employment Agreement with Mr. Lerdal on April 1, 1996. Mr. Lerdal's initial employment period runs for a period of three years ending March 31, 1999 and is automatically renewable upon mutual agreement for an unlimited series of one-year periods. Pursuant to the terms and conditions of the Agreement, Mr. Lerdal (i) received a bonus of $100,000 upon execution of the Agreement, (ii) will receive a minimum annual base salary of $400,000 (subject to yearly adjustment),
       (iii) will be eligible to receive an annual bonus of up to 25% of his base salary, and (iv) will be eligible to earn additional bonuses of up to $450,000 upon the occurrence of certain stated objectives (the "Objective Payments"). In the event of Mr. Lerdal's involuntary termination (other than for cause) including non-renewal of the employment period, he will receive a severance payment equal to two years of base salary and any unpaid Objective Payments plus health care and life insurance coverage for an additional two years. In the event of Mr. Lerdal's involuntary termination or resignation within six months of a Change in Control, Mr. Lerdal will receive a lump sum payment equal to one year's salary in addition to the payments set forth in the immediately preceding sentence.

       The Company entered into an Employment Agreement with Mr. Politan on April 12, 1996 that provides that Mr. Politan will be (i) employed by the Company at annual base salary of $175,000, (ii) entitled to receive a lump sum severance payment equal to his base salary for one year and continue to be covered by the Company health care and life insurance for one year, (iii) entitled to receive a bonus in the amount of $75,000 on December 31, 1996, and (iv) entitled to a bonus of $75,000 upon the occurrence of certain stated objectives. Upon a Change in Control, Mr. Politan will receive a lump sum payment equal to one year's base salary plus all unpaid bonuses.

       The Company entered into a Separation Agreement and Mutual Release with Mr. Alderson on April 9, 1996, that terminated his prior employment agreement. Pursuant to the terms and conditions of the Separation Agreement, the Company made two promissory notes in favor of Mr. Alderson (one in the principal amount of $250,000 and the other in the principal amount of $715,000) evidencing the obligations of the Company under the Separation Agreement; each of such notes have been paid in full without interest. Mr. Alderson continues to be covered under the Company's group life insurance plan, group medical plan, accidental death and dismemberment plan and short-term disability plan until April 1, 1998.

       The Company and CNF Industries, Inc. entered into a Separation Agreement and Mutual Release with Mr. Canino on October 7, 1996, as amended as of October 28, 1996, that terminated his prior employment agreement. Pursuant to the terms and conditions of the Separation Agreement, Mr. Canino received (i) a single lump sum payment of $429,000, (ii) accelerated vesting of certain restricted stock, (iii) health coverage until the earlier of June 30, 1999 or the first date that Mr. Canino is covered under another employer's health plan and (iv) certain other consideration.

     The Company entered into an agreement with GGG Inc., dated November 1, 1995, with respect to Richard D. Saunders which provided that GGG Inc. would be paid $50,000 per month for the services of Mr. Saunders as President and Chief Executive Officer. The Agreement was terminated April 1, 1996. The Company and GGG Inc. entered into a new agreement, dated April 2, 1996, which provided that GGG Inc. would be paid $50,000 per month for the services of Mr. Saunders as a consultant to the Company.

     STOCK PLANS

       The 1993 Option Plan and the 1993 Stock Purchase Plan (the "Purchase Plan") were implemented in September 1993. The Purchase Plan was discontinued following the August 1996 semi-annual purchase date.

       The Company has registered shares of Common Stock reserved for issuance under the 1993 Option Plan and the 1993 Stock Purchase Plan, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act of 1933.

       The 1993 Option Plan

       Under the 1993 Option Plan, key employees (including officers), consultants to the Company and directors are provided an opportunity to acquire equity interests in the Company. The 1993 Option Plan contains three separate components: (i) a Discretionary Option Grant Program, under which key employees (including officers) and consultants may be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date; (ii) an Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to directors to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date (this part of the plan has been discontinued); and (iii) a Stock Issuance Program, under which eligible individuals may be issued shares of Common Stock directly, either through the immediate purchase of the shares (at fair market value or at discounts of up to 15%) or as a bonus tied to the performance of services or the Company's attainment of prescribed milestones. The options granted under the Discretionary Option Grant Program may be either incentive stock options designed to meet the requirements of
       Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory options not intended to satisfy such requirements. All grants under the Automatic Option Grant Program will be non-statutory options. Options may be granted or shares issued in the Discretionary Option Grant and Stock Issuance Programs to eligible individuals in the employ or service of the Company or any parent or subsidiary corporation now or subsequently existing.

       Under the Automatic Option Grant Program, each person who was a director at the time of the Company's initial public offering, received at the commencement of such offering, and each new director thereafter was, at the time he or she became a director, to receive an automatic option grant for 5,000 shares of Common Stock. In addition, at each annual stockholders' meeting, beginning with the 1994 annual meeting, each person who has been a director for at least six months was to be granted an option to purchase 1,000 shares of Common Stock. If more than 50% of the outstanding Common Stock were to be acquired in a hostile tender offer, each option granted under the Automatic Option Grant Program that has been outstanding for at least six months will be automatically converted into the right to receive from the Company the excess of the tender offer price over the option price.

       A total of 6,688,020 shares of Common Stock were originally reserved for issuance over the ten year term of the 1993 Option Plan.

       Options will have maximum terms of ten years measured from the grant date. Options will not be assignable or transferable other than by will or by the laws of inheritance following the optionee's death, and the option may, during the optionee's lifetime, be exercised only by the optionee. The optionee will not have any stockholder rights with respect to the option shares until the option is exercised and the option price is paid for the purchased shares. Individuals holding shares under the Stock Issuance Program will, however, have full stockholder rights with respect to those shares, whether the shares are vested or unvested. The Plan Administrator under the 1993 Option Plan has the authority to cancel outstanding options under the Discretionary Option Grant Program (including options incorporated from the Predecessor Plan) in return for the grant of new options for the same or a different number of shares with an exercise price based on the lower fair market value of the Common Stock on the new grant date. The Board of Directors may terminate the 1993 Option Plan at any time, and the 1993 Option Plan will in all events terminate on June 20, 2003.

       All of the Company's employees are eligible to participate in the Discretionary Grant Program. Non- employee directors are not eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.

       If the Company is acquired by merger, consolidation or asset sale, or there is a hostile change in control of the Company, each option granted under the Discretionary Option Grant Program will automatically accelerate in full, and all unvested shares under the Stock Issuance Program will immediately vest.

       The Purchase Plan

       The Purchase Plan was discontinued following the August 1996 semi-annual purchase date. Prior to discontinuation of the Purchase Plan, each full-time employee who was customarily employed by the Company or any participating subsidiary corporation on a basis requiring more than 20 hours of service per week for more than five months per calendar year was, upon completion of 90 days of employment, eligible to participate in the Purchase Plan for one or more offering periods. The Purchase Plan is intended to be an "employee stock purchase plan" within the meaning of
       Section 423 of the Code.

       The Purchase Plan was to be implemented in a series of successive offering periods, each with a maximum duration of twenty-four (24) months. At the time that an employee becomes eligible to participate in the Purchase Plan, he or she was to be granted a right to acquire shares of Common Stock at semi-annual intervals over the remainder of the offering period then in effect. The purchase dates occurred on the last business day of February and August each year, and all payroll deductions collected from the participants for the period ending with each such semi-annual purchase date were automatically applied to the purchase of Common Stock.

       The purchase price per share for any offering period was to be 85% of the lower of (i) the fair market value of the Common Stock on the start date of the offering period (or, if a participant joined the Purchase Plan after the start date of an offering period, on the date of the participant's entry into the Purchase Plan, provided that such amount is not less than the fair market value of the Common Stock on the start date of the offering period), and (ii) the fair market value on the semi-annual purchase date. The fair market value of the Common Stock on any relevant date under the Purchase Plan was to be the closing selling price of the Common Stock on the date in question, as quoted on The Nasdaq National Market.

       No participant could purchase more than $25,000 worth of Common Stock (based on the fair market value of the Common Stock on the start date of the offering period (or the participant's entry into the Purchase Plan, if later)) for each calendar year the participant's purchase right remains outstanding. In addition, no participant could purchase more than 2,000 shares of Common Stock in any semi-annual period.

       The Board of Directors may amend or terminate the Purchase Plan immediately after the close of any semi-annual period of participation, and the Purchase Plan will in all events terminate on the last business day of February 2003.

       LIMITATION OF LIABILITY AND INDEMNIFICATION

       The Company's Restated Certificate of Incorporation limits, to the maximum extent permitted by Delaware law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. Delaware law does not permit a corporation to eliminate a director's duty of care, nor does it permit elimination of liability for monetary damages for breach of a director's duty of loyalty. Further, the provisions of the Company's Restated Certificate of Incorporation have no effect on the availability of equitable remedies such as injunction or recession or monetary damages for a breach of a director's duty of care. Moreover, non-monetary equitable remedies may not provide effective protection due to factors such as procedural limitations on obtaining such relief and the timeliness of any such sought relief. The Company's Restated Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. Some current and former Directors and Officers of the Company have entered into employment agreements or severance agreements that provide that the indemnification provisions for directors and officers under the Company's Restated Bylaws (to the maximum extent permitted by law) and/or insurance coverage will be extended to such Director or Officer following termination of his or her employment with respect to matters occurring during his or her employment period.

       In December 1995, the Company entered into indemnification agreements with certain of its Directors and Officers whereby the Company agreed to indemnify such Directors and Officers, subject to the exceptions set forth therein, to the fullest extent permitted by the Delaware General Corporation Law and the Restated Bylaws of the Company and against expenses incurred by such Directors or Officers in connection with any liability which he or she may incur in his or her capacity as such.

       Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of the fact that he was director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with such action, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action, had no reasonable cause to believe was unlawful.

       Insofar as the liability of directors for monetary damages for breach of fiduciary duty of care under state law may be limited as aforesaid, such limitations do not apply to liabilities of directors under federal securities laws.

       Insofar as the Company's Restated Certificate of Incorporation or Restated Bylaws provide for indemnification of directors, officers and persons controlling the Company against certain liabilities as aforesaid, it is the opinion of the staff of the SEC that such indemnification is against public policy as applied to liabilities under federal securities laws and is therefore unenforceable. In accordance with such position of the staff, no indemnification is available to directors, officers or controlling persons for liabilities under federal securities laws.

       The Company provides directors and officers liability insurance and reimbursement insurance policies for its Officers and Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

       The following table sets forth certain information to the knowledge of the Company regarding the beneficial ownership of the Company's Common Stock and PRIDES as of March 10, 1997(1) for (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock or PRIDES, (ii) each of the Company's directors and the named executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock and PRIDES listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         ================== --------------- ----------------- =================

         Beneficial Owners
         (Directors, Named
             Executive      Number of Shares
          Officers, 5% or          of        Number of Shares of
         more Stockholders    Common Stock   PRIDES Beneficially  Percentage of
         and all Directors    Beneficially          Owned            Shares
           and Executive        Owned(2)                          Outstanding
           Officers as a
               Group)
         ================== --------------- ----------------- =================
         Affiliates of The      12,864,879(3)          -              34.93%
         Hillman Company
         824 Market Street,
         Suite 900
         Wilmington, Delaware
         ================== --------------- ----------------- =================
         Grace Brothers Ltd.     3,128,825(4)        5,000          8.5% Common
         1560 Sherman Avenue                                        4.9% PRIDES
         Suite 900
         Evanston, IL  60201
         ================== --------------- ----------------- =================
         F.H. Prince & Co., Inc. 1,832,695             -               4.9%
         10 South Wacker Drive
         Chicago, Illinois 60606
         ================== --------------- ----------------- =================
         Gerald R. Alderson        292,000            -               *(5)
         ================== --------------- ----------------- =================
         Charles Christenson        67,000            -               *
         ================== --------------- ----------------- =================
         Angus M. Duthie            59,720            -               *
         ================== --------------- ----------------- =================
         Mark D. Lerdal             21,000            -               *
         ================== --------------- ----------------- =================
         Richard D. Saunders        20,000            -               *
         ================== --------------- ----------------- =================
         Michael U. Alvarez        116,441            -               *
         ================== --------------- ----------------- =================
         James J. Eisen                 -             -               *
         ================== --------------- ----------------- =================
         Nicholas H. Politn          1,800            -               *
         ================== --------------- ----------------- =================
         Mervin E. Werth            24,845            -               *
         ================== --------------- ----------------- =================
         Joel M. Canino             90,000(6)         -               *
         ================== =============== ================= =================
         All Directors and         740,267            70              2%
         Executive Officers
         as a Group (12
         persons, including
         those listed above)
         ================== =============== ================= =================

(1)  Information  for  beneficial  owners of 5% or more of the Company's  Common
     Stock  or  PRIDES  is  reported  from  and as of the  date of such  owner's
     Schedule 13G provided to the Company.
(2)  Except as  otherwise  specifically  noted,  the number of shares  stated as being owned beneficially includes (a) all options under which persons could acquire common stock  currently and within 60 days following March 10, 1997
     (i.e.,  Gerald R. Alderson (292,000 shares),  Charles  Christenson  (47,000 shares),  Angus M. Duthie (47,000 shares),  Mark D. Lerdal (21,000 shares),
     Michael U. Alvarez  (115,000  shares),  Nicholas H. Politan (1,800 shares),
     Mervin E. Werth  (18,300  shares) and all directors and officers as a group
     (564,800 shares)), and 2,916 shares obtainable upon conversion of 70 shares of the Company's 8 1/4%  Preferred  Redeemable  Increased  Dividend  Equity
     Securities and (b) shares  believed by the Company to be held  beneficially by spouses,  minor  children  and  grandchildren.  The  inclusion of shares herein, however, does not constitute an admission that the persons named as stockholders are direct or indirect beneficial owners of such shares.
(3)  According to a Statement on Schedule 13G dated February 12, 1997,  includes
     12,368,940  shares owned by HCC Investments,  Inc.  ("HCC"),  12,131 shares owned by Hillman  Properties  West, Inc.  ("HPW"),  403,000 shares owned by
     Hillman 1984 Limited  Partnership  ("H84LP") and 80,808 shares owned by the
     HLH Trust (as described  below).  HCC and HPW (the sole general  partner of
     H84LP) are private  investment  companies owned by The Hillman  Company,  a firm engaged in diversified  investments and operations which is controlled by a trust for the  benefit  of Henry L.  Hillman  (the "HLH  Trust").  The
     Trustees of the HLH Trust are Henry L. Hillman,  Elsie Hilliard Hillman and
     C.G. Grenfenstette (the "HLH Trustees").  The HLH Trustees share voting and investment  power  with  respect  to the  shares  held of record by HCC and
     H84LP.
(4)  According  to a Statement  on  Schedule  13G filed with the  Commission  on
     February 7, 1997,  includes  208,325 shares  obtainable  upon conversion of
     5,000  shares  of the  Company's  8  1/4%  Preferred  Redeemable  Increased
     Dividend  Equity  Securities  at the  conversion  rate of 41.665  shares of
     Common Stock per share. According to a Statement on Schedule 13G filed with the  Commission  on February 7, 1997,  Grace  Brothers  Ltd. is an Illinois
     limited  partnership that is a Broker or Dealer registered under Section 15 of the Securities Exchange Act of 1934.
(5)  Does not exceed one percent of the class so owned.
(6)  To the  Company's  knowledge,  Joel M.  Canino  is the  holder of record of
     90,000 shares of Common Stock based on information supplied by the transfer agent of the Company's stock.


       REGISTRATION RIGHTS

       The beneficial holders (or their transferees) of approximately 14,000,000 shares of Common Stock, are entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933 (the "Securities Act"). Under the terms of the Registration Rights Agreements dated as of June 28, 1985 (the "Registration Rights Agreement"), between the Company and such holders, if the Company proposes to register any of its securities under the Securities Act, either for its own account or the account of other security holders exercising registration rights, such holders are entitled to notice of such registration and are entitled to include shares of such Common Stock therein; provided, among other conditions, that the underwriters of any offering have the right to limit the number of shares included in such registration. In addition, for a period of eight years after September 21, 1993, the date of the Company's initial public offering of its Common Stock, a holder or holders of an aggregate of 40% or more of the shares subject to such registration rights may require the Company on not more than six occasions to file a registration statement under the Securities Act with respect to their shares of Common Stock.

       Additionally, parties to the Stock Purchase Agreement dated as of June 30, 1992, and the Note Purchase Agreement dated as of June 25, 1992 (the "Notes"), are entitled to notice of any registration of Common Stock proposed by the Company, either for its own account or the account of other security holders exercising registration rights, and, are entitled to include shares of the Common Stock which they own by virtue of the conversion of the preferred stock and/or Notes obtained pursuant to such agreements, subject to (i) the underwriters' limitations, and (ii) in the case of a secondary offering on behalf of holders of registration rights pursuant to the Registration Rights Agreement, the consent of the holders of such rights. The parties to such agreements are also given the right to require the Company to register their shares of Common Stock, but may exercise such right not more than once every two years.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     An Irrevocable Standby Letter of Credit in the face amount of $600,000, was issued by the Company in favor of Mark D. Lerdal, as beneficiary, with an expiration of April 1, 1999, as security for a portion of the severance benefits provided in Mr. Lerdal's Employment Agreement.

     An Irrevocable Standby Letter of Credit in the face amount of $150,000, was issued by KENETECH Energy Systems, Inc. to Michael U. Alvarez, as beneficiary, with an expiration of December 31, 1997, as security for a portion of the severance benefits provided in Mr. Alvarez's Employment Agreement.


     GGG Inc. was paid $50,000 per month for the services of Richard D. Saunders as President and Chief Executive Officer of the Company.


     KWI has entered into certain Asset Sale Compensation Agreements with each of James J. Eisen, and Nicholas H. Politan and KWI and KENETECH Ltd. ("KIL") have entered into a certain Asset Sale Compensation Agreement with Michael A. Haas pursuant to which such executive officers of the Company have or will receive a percentage ranging from 0.5% to 3% of the gross proceeds derived from the disposition of certain specified assets of KWI or KIL (see footnotes to the Summary Compensation Table for amounts earned in 1996).

                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1)FINANCIAL STATEMENTS

       KENETECH Corporation:

       The  consolidated   financial  statements  of  KENETECH  Corporation  are
       included in Part II, Item 8 as follows:


       KENETECH Corporation Consolidated Financial Statements              Page
       ------------------------------------------------------              ----

            Independent Auditors' Reports                                 19-20

            Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994                                 21

            Consolidated Balance Sheets, December 31, 1996 and 1995          22

            Consolidated Statements of Stockholders' Equity (Deficiency)
            for the years ended December 31, 1996, 1995 and 1994             23

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994                                 24

            Notes to Consolidated Financial Statements                    25-45


       KENETECH Corporation Financial Statement Schedules
       --------------------------------------------------

            I.    Condensed Financial Information of Registrant for the
                  years ended December 31, 1996, 1995 and 1994               64

            II.   Valuation and Qualifying Accounts for the years ended
                  December 31, 1996, 1995 and 1994                           65

       Financial statements and supplemental schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

(a) (2) Exhibits - All of the Exhibits (except 3.2 and 10.40-10.49) listed below were previously filed with Registration Statements or Reports on Form 10-K of KENETECH Corporation as specified below.

Number                        Description

3.1(3)  Restated   Certificate   of   Incorporation   of  KENETECH   Corporation
     ("KENETECH").
3.2 Restated Bylaws of KENETECH, as amended November 16, 1995 and February 27, 1997.

10   MATERIAL CONTRACTS

     FINANCING AGREEMENTS AND RELATED DOCUMENTS

10.1(4) Third Amended and Restated Line of Credit and Security Agreement dated as of March 31, 1994, among KENETECH, CNF Industries, Inc., Process Construction Supply, Inc., CNF Construction, Inc., KENETECH Windpower, Inc. and Shawmut Bank Connecticut, N.A.
10.2(5) Indenture dated as of December 28, 1992,  between Meridian Trust Company of California, as Trustee, and KENETECH Corporation.
10.3(7) Indenture of Trust and Security Agreement dated as of February 13, 1992, between Meridian Trust Company of California, as Trustee, and KENETECH Windpower, Inc. ("Windpower") (formerly U.S. Windpower, Inc.).
10.4(4) First Supplemental Indenture of Trust and Security Agreement dated as of
     June 15, 1993, between Meridian Trust Company of California, as Trustee, and KENETECH Windpower, Inc.
10.5(7) Term Loan  Agreement  dated as of October 31,  1991,  among KEM Partners
     1991, L.P., Banque Paribas, as a bank and agent, and certain other banks named therein.
10.6(4) Amended and Restated Term Loan Agreement dated June 7, 1993,  between KC
     One Company and U.S. West Financial Services, Inc. (which restates the Term Loan Agreement dated as of November 20, 1992).

     POWER SALES AGREEMENTS

10.7(7) Pacific Gas & Electric Co.  ("PG&E")  Standard  Offer #4 Power  Purchase
     Agreement (PG&E Log No. 01W004) dated March 5, 1984, between PG&E and KENETECH Windpower, Inc. relating to a 110,0000 kW facility, filed as an exemplar pursuant to Instruction 2 to Item 601 of Regulation S-K.
10.8(7)  Electricity  Purchase  Agreement  dated as of April 10,  1987,  between
     CCF-1, Inc. and The Connecticut Light and Power Company, amended and restated as of March 3, 1987.
10.9(7) Power Sale Agreement dated April 13, 1987, between Commonwealth Electric
     Company and Pepperell Power Associates Limited Partnership.
10.10(7) Agreement (Power  Purchase) dated September 30, 1988,  between New York
     State Electric & Gas Corporation and Northern Energy Group, Inc. ("NEG"), as amended by Amendment No. 1 and Amendment No. 2, each dated September 30, 1988, and Amendment No. 3 approved July 27, 1989, as assigned by NEG and Chateaugay Energy Limited Partnership to KES Chateaugay, L.P., pursuant to an Assignment and Assumption of Power Purchase Agreement dated as of July 1, 1991.
10.11(7) Power Purchase  Agreement dated as of April 29, 1992,  between KENETECH
     Windpower, Inc. and NV Energiebedrjf voor Groningen en Drenthe.
10.12(5)  Power  Purchase  Agreement  dated  as of  June  23,  1993,  among  The
     Narragansett Electric Company, Massachusetts Electric Company and Granite State Electric Company (all of which are wholly-owned subsidiaries of New England Electric System).
10.13(3) Power  Purchase  Agreement  dated  November  18,  1993,  between  Lower
     Colorado River Authority and KENETECH Windpower, Inc.
10.14(3) Power Purchase  Agreement dated as of April 2, 1993,  between  KENETECH
     Windpower, Inc. and TransAlta Utilities Corporation.
10.15(7)  Power  Savings  Agreement  dated as of  September  28,  1990,  between
     KENETECH Energy Management, Inc. ("KEM") (previously Econoler/USA, Inc.) and Orange and Rockland Utilities, Inc., filed as an exemplar pursuant to
     Item 2 of Section 601 of Regulation S-K.
10.16(3)  Electricity  Purchase  Agreement  dated  December  13,  1993,  between
     KENETECH Ltd. and Hydro-Quebec (Site No. 1).
10.17(7) Form of Energy Service Agreement between KEM and the Host Customer. 10.18(3) Restatement of the Project Agreement dated January 29, 1993, between
     USW and the Sacramento Municipal Utility District.

         DEVELOPMENT AGREEMENTS

10.19(6) Mutual Services and Financing  Agreement dated April 28, 1989,  between
     PG&E, Electric Power Research Institute, Inc. and KENETECH Windpower, Inc. and Sponsor Accession Agreement dated April 28, 1989, among PG&E, EPRI, KENETECH Windpower, Inc. and Niagara Mohawk Power Corporation.
10.20(7)  Demonstration  Agreement  dated as of  October 1,  1991,  between  Her
     Majesty the Queen in Right of Alberta and KENETECH Windpower, Inc.
10.21(6) Wind Energy  Facility Sales  Agreement made as of June 29, 1992,  among
     Krimenergo,  Ukrenerguresuorsy,  PHB Ukraine Ltd.  and KENETECH  Windpower,
     Inc.
10.22(3) Development  Agreement dated as of February 7, 1994,  between  KENETECH
     Windpower, Inc. and Sacramento Municipal Utility District.
10.23(3) Development  Agreement dated as of February 14, 1994, among Puget Sound
     Power & Light Company, PacifiCorp, Portland General Electric Company and KENETECH Windpower, Inc.
10.24(3) Joint  Development  Agreement dated as of June 21, 1993,  among Central
     Power Limited, The Wing-Merrill Group, Ltd., and KENETECH Windpower, Inc. 10.25(2) Development Agreement dated as of March 7, 1994, between PacifiCorp and
     KENETECH Windpower, Inc.

         OTHER AGREEMENTS

10.26(7) Seaboard  Surety Company  Contractor's  General  Agreement of Indemnity
     dated November 15, 1989, among KENETECH, CNF Constructors, and C.N. Flagg & Co., Incorporated.
10.27(4) Stock Purchase  Agreement  dated as of June 30, 1993,  among  KENETECH,
     Weiss, Peck & Greer ("WP&G") and certain affiliates of WP&G.
10.28(1)  $75,000,000   Credit   Agreement  among  KENETECH   Windpower,   Inc.,
     (Borrower), Morgan Guaranty Trust Company of New York (Administrative Agent, Issuing Bank and Lender, ABN AMRO Bank N.V. San Francisco International Branch (Collateral Agent and Lender) and The Bank of Nova Scotia, Sanwa Bank California, Shawmut Bank Connecticut, N.A., Banque Nationale de Paris, Banco Central Hispanoamericano, S.A., and San Francisco Agency (Lenders) dated as of September 30, 1994.
10.29(8) Wind Operated Electricity Generator Purchase Order - Order No: 1 between KENETECH Windpower, Inc. and ABAN Loyd Chiles Offshore Ltd. dated November 11, 1994.
10.30(8) Wind Operated Electricity Generator Purchase Order - Order No: 2 between KENETECH Windpower, Inc. and ABAN Loyd Chiles Offshore Ltd. dated December 22, 1994.
10.31(8) Amendment to Purchase  Order dated  December 15, 1994 between  KENETECH
     Windpower, Inc. and ABAN Loyd Chiles Offshore Ltd.
10.32(8) Amendment No. 1 to Purchase Documents between KENETECH Windpower,  Inc.
     and ABAN Loyd Chiles Offshore Ltd. dated December 22, 1994.

         EMPLOYMENT AND SEVERANCE AGREEMENTS

10.33(8) Employment  Agreement dated as of December 1, 1994 between KENETECH and
     Joel M. Canino.
10.34(8)  Severance  Agreement  and Offer  Letters  both dated  January 23, 1995 between KENETECH and Ralph B. Muse.
10.35(9)  Employment  Agreement  dated as of December 31, 1995 between  KENETECH and Mark D. Lerdal.
10.36(9) Employment  Agreement,  dated as of January 1, 1996,  between  KENETECH
     Energy Systems, Inc. and Michael U. Alvarez.
10.37(9) Agreement, dated November 1, 1995, between KENETECH and GGG Inc.
10.38 (9) Agreement, dated April 2, 1996, between KENETECH and GGG Inc.
10.39(9) Separation Agreement and Mutual Release,  dated as of October 12, 1995, between KENETECH and Jean-Yves Dexmier.
10.40Employment  Agreement  Amendment,  dated as of December 11,  1996,  between
     KENETECH Energy Systems, Inc. and Michael U. Alvarez.
10.41Employment  Agreement,  dated  as  of  April  12,  1996,  between  KENETECH
     Corporation and James J. Eisen.
10.42Employment  Agreement,  dated  as  of  April  12,  1996,  between  KENETECH
     Corporation and Michael A. Haas.
10.43Employment  Agreement,   dated  as  of  April  1,  1996,  between  KENETECH
     Corporation and Mark D. Lerdal.
10.44Employment  Agreement,  dated  as  of  April  12,  1996,  between  KENETECH
     Corporation and Nicholas H. Politan.
10.45Separation  Agreement  and  Mutual  Release,  dated as of  April  9,  1996, between KENETECH Corporation and Gerald R. Alderson.
10.46Separation  Agreement and Release,  dated October 7, 1996,  among  KENETECH
     Corporation, CNF Industries, Inc. and Joel M. Canino.
10.47First  Amendment to  Separation  Agreement  and Release,  dated October 28,
     1996, among KENETECH Corporation, CNF Industries, Inc. and Joel M. Canino. 10.48Retention Agreement, dated February 2, 1996, by and between KENETECH
     Corporation and Mervin E. Werth.
10.49Employment  Agreement,  dated  as  of  April  12,  1996,  between  KENETECH
     Windpower, Inc. and Steven A. Kern.

16   LETTER RE: CHANGE IN CERTIFYING ACCOUNTANT

16.1 (9)    Letter from Deloitte & Touche, LLP dated May 11, 1995.
16.2 (9)    Letter from Deloitte & Touche, LLP dated May 17, 1995.

(1) Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission & by Registrant on November 16, 1994.
(2) Incorporated by reference to Amendment No. 3 to Form S-1, File No. 33-76590 filed April 27, 1994.
(3) Incorporated by reference to Form S-1, File No. 33-76590 filed with the Securities and Exchange Commission by the Registrant on March 18, 1994.
(4)  Incorporated  by  reference  to  Amendment  No.  1 to Form  S-1,  File  No.
     33-65902, filed with the Securities and Exchange Commission by the Registrant on August 19, 1993.
(5) Incorporated by reference to Form S-1, File No. 33-65902, filed with the Securities and Exchange Commission by Registrant on July 7, 1993.
(6)  Incorporated  by  reference  to  Amendment  No.  2 to Form  S-1,  file  No.
     33-53132, filed with the Securities and Exchange Commission by the Registrant on December 19, 1992.
(7) Incorporated by reference to Form S-1, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on October 9, 1992.
(8) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 5, 1995.
(9) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 15, 1996.

(b)   Reports on Form 8-K:

      None.

(c)   Exhibits:

      Other than Items 3.2 and 10.40 through 10.49, the documents and agreements listed in item 14(a)2 have been previously filed with the Securities and Exchange Commission and are hereby incorporated by reference.

(d)   Financial Statement Schedules:

      The financial statements and financial statement schedules listed in item 14(a)1 are filed as part of this report.

      SUBSIDIARIES OF THE REGISTRANT

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.


                                             KENETECH Corporation




                                                    By: /s/ Mark D. Lerdal
                                                            Mark D. Lerdal
                                             President, Chief Executive Officer,
                                                            and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

           Signature                           Title                    Date
       /s/ Mark D. Lerdal       President, Chief Executive        March 31, 1997
                                   Officer, and Director



           Mark D. Lerdal


       /s/ Nicholas H. Politan     Chief Financial Officer,       March 31, 1997
                                     Vice President and
                                    Assistant Secretary


           Nicholas H. Politan


       /s/ Mervin E. Werth           Corporate Controller,        March 31, 1997
                                   Chief Accounting Officer
                                   and Assistant Treasurer


           Mervin E. Werth


       /s/ Gerald R. Alderson            Director                 March 31, 1997




           Gerald R. Alderson


       /s/ Charles Christenson           Director                 March 31, 1997




           Charles Christenson


       /s/ Angus M. Duthie   Chairman of the Board of Directors   March 31, 1997




           Angus M. Duthie

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

                       CONDENSED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994

                                               1996        1995        1994
                                             --------    --------    --------
Equity in earnings of consolidated
  subsidiaries                               $(28,597)   $(257,313)    $(3,383)
General and administrative (expenses)         (12,619)      (6,513)       (986)
  reimbursement
Interest income                                 4,061        7,210      20,513
Interest expense                              (14,072)     (15,031)    (14,718)
Loss on sales of subsidiaries and Assets       (9,623)          -           -
                                             --------    ---------    --------
Income (Loss) before taxes                    (60,850)    (271,647)      1,426
Income tax expense (benefit)                   23,391      (21,499)     (2,922)
                                             --------    ---------    --------
   Net income (loss)                         $(84,241)   $(250,148)   $  4,348
                                             ========    =========    ========

                            CONDENSED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

Current assets:                                            1996        1995
                                                         --------    --------
   Cash and cash equivalents                             $  2,865    $  3,871
   Other                                                    3,076       3,682
                                                         --------    --------
      Total current assets                                  5,941       7,553

Investments in subsidiaries                               (14,427)     11,088
Due from affiliates                                        27,673      60,691
Other assets                                               15,700      31,106
                                                         --------     -------
      Total assets                                       $ 34,887    $110,438
                                                         ========    ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                      $    814    $  1,773
   Accrued liabilities                                     17,760       9,304
   Bank loan payable                                           -        5,000
   Senior secured notes payable                            99,005          -
   Other                                                    5,575          -
                                                         --------    --------
      Total current liabilities                           123,154      16,077

Senior secured notes payable                                   -       98,887
Accrued dividends on perferred stock and other              9,633       1,033
                                                         --------    --------
      Total liabilities                                   132,787     115,997

Stockholders' deficiency:
   Preferred Convertible Stock                             99,561      99,561
   Common stock                                                 4           4
   Other stockholders' deficiency                        (197,465)   (105,124)
                                                         --------    --------
      Total stockholders' deficiency                      (97,900)     (5,559)
                                                         --------    --------
         Total liabilities and stockholders' deficiency  $ 34,887   $ 110,438
                                                         ========    ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

                   CONDENSED STATEMENTS OF CASH FLOWS for the
                  years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                              --------    --------    -------
Net cash used in
     operating activities                     $ (7,122)  $(40,346)   $(80,286)
Net cash provided by (used in)
     investing activities                       11,205     16,299      (7,477)
Net cash provided by (used in)
     financing activities                       (5,089)       949      97,932
                                              --------   --------    --------
Increase (Decrease) in cash and
     cash equivalents                           (1,006)   (23,098)     10,169
Cash and cash equivalents at
     beginning of year                           3,871     26,969      16,800
                                              --------   --------    --------
     Cash and cash equivalents at end of year $  2,865   $  3,871    $ 26,969
                                              ========   ========    ========



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                 Balance   Charged to                Balance
                                Beginning   Costs and                at End
Description                     of Period   Expenses Deductions(1)  of Period
-----------                     ---------   ----------------------  ---------
Warranty reserves:
   Year ended December 31, 1994    $ 2,688   $   2,493    $  3,024    $ 2,157
   Year ended December 31, 1995      2,157      73,586       9,831     65,912
   Year ended December 31, 1996     65,912          -       65,912         -

Project development allowance (deducted
   from power plants under development)
   Year ended December 31, 1994    $    -    $      -     $     -     $    -
   Year ended December 31, 1995         -       24,805       3,279     21,526
   Year ended December 31, 1996     21,526       1,557      21,526      1,557
----------
(1) 1996 deductions result from the deconsolidaiton of KWI and the write-off of wood project in Illinois.