Form 10-Q
period 1997-03-29
KENETECH CORP
filed 1997-05-13
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the thirteen weeks ended March 29, 1997

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

     On April 30, 1997, there were 36,829,618 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Part I

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              thirteen weeks ended March 29, 1997 and March 30, 1996       4

            Consolidated Balance Sheets, March 29, 1997 and
              December 31, 1996                                            5

            Consolidated Statement of Stockholders' Deficiency for
              the thirteen weeks ended March 29, 1997                      6

            Consolidated Statements of Cash Flows for the thirteen
              weeks ended March 29, 1997 and March 30, 1996                7

            Notes to Consolidated Financial Statements                    8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      18-22


Part II

Item 1.  Legal Proceedings.                                               23

Item 3.  Defaults Upon Senior Securities.                                 23

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the thirteen weeks ended March 29, 1997 and March 30, 1996
               (unaudited, in thousands, except per share amounts)

                                                         March 29,     March 30,
                                                           1997          1996
                                                         ---------     ---------
Revenues:
  Construction services ............................     $ 10,151      $ 10,895
  Energy sales .....................................        1,342         4,755
  Maintenance, management fees and other ...........          487         7,270
  Windplant sales ..................................         --           3,383
  Energy management services .......................         --             738
  Interest on partnership notes and funds
   in escrow .......................................         --             668
                                                         --------      --------
    Total revenues .................................       11,980        27,709

Costs of revenues:
  Construction services ............................        9,970         9,309
  Energy plant operations ..........................        1,715        14,473
  Windplant sales ..................................         --           3,344
  Energy management services .......................         --             186
                                                        ---------     ---------

    Total costs of revenues ........................       11,685        27,312

Gross margin .......................................          295           397

Project development and marketing expenses .........           21         1,982
Engineering expenses ...............................         --           2,602
General and administrative expenses ................        5,686         7,117
                                                         ---------     ---------

Loss from operations ...............................       (5,412)      (11,304)

Interest income ....................................          208           475
Interest expense ...................................       (4,749)       (5,734)
Equity loss of unconsolidated affiliates ...........           (5)         (187)
Gain on disposition of subsidiaries and assets .....           52          --
                                                         ---------     ---------

Loss before taxes ..................................       (9,906)      (16,750)
Income tax benefit .................................         --            --
                                                         ---------     ---------

      Net loss .....................................     $ (9,906)     $(16,750)
                                                         =========     =========

Net loss per common share - Primary and Fully diluted    $  (0.33)     $  (0.52)

Weighted average number of common shares used in
 computing per share amounts - Primary and Fully diluted   36,830        36,638



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                      March 29, 1997 and December 31, 1996
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                         March 29, December 31,
                                                           1997       1996
                                                         --------- ------------
Current assets:
   Cash and cash equivalents .........................   $  13,053 $     17,208
   Funds in escrow, net ..............................       4,581        5,221
   Accounts receivable ...............................      17,504       17,940
   Inventories .......................................         131          135
   Investment in power plant held for sale ...........      19,211       19,209
   Deferred tax assets, net ..........................       4,300        4,300
   Other .............................................       3,197        3,986
                                                         --------- ------------
Total current assets .............................          61,977       67,999

Property, plant and equipment, net ...................      24,173       24,735
Power plants under development .......................      14,921       11,507
Investments in affiliates ............................          13           32
Deferred tax assets, net .............................      13,613       13,613
Other assets .........................................       3,601        5,425
                                                         --------- ------------
      Total assets ...................................   $ 118,298 $    123,311
                                                         ========= ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable ..................................   $  20,058    $  18,841
   Bank loan payable .................................      19,482       18,860
   Accrued interest ..................................      16,765       13,462
   Accrued liabilities ...............................      21,932       21,010
   Debt associated with power plant
    held for sale ....................................      16,578       16,578
   Other notes payable ...............................      19,421       20,165
   Senior secured notes payable ......................      99,038       99,005
   Accrued losses on contracts .......................       1,699        1,699
                                                         --------- ------------
     Total current liabilities ......................     214,973      209,620

Accrued losses on contracts ..........................         455          897
Accrued dividends on preferred stock .................      11,774        9,633
Other long-term obligations ..........................       1,043        1,061
                                                         --------- ------------
    Total liabilities ................................     228,245      221,211

Commitments and contingencies

Stockholders'  deficiency:
   Convertible preferred stock - 10,000,000  shares
   authorized, $.01  par  value; issued and outstanding
   102,492,  $115,547 liquidation preference .........      99,561       99,561
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 36,829,618 issued and
   outstanding in 1997 and 1996 ......................           4            4
   Additional paid-in capital ........................     134,080      136,221
   Cumulative foreign exchange .......................          35           35
   Accumulated deficit ...............................    (343,627)    (333,721)
                                                         --------- ------------
    Total stockholders' deficiency ...................    (109,947)     (97,900)
                                                         --------- ------------
      Total liabilities and
       stockholders' deficiency ......................   $ 118,298 $    123,311
                                                         ========= ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         for the thirteen weeks ended March 29, 1997
                       (unaudited, in thousands, except share amounts)

                                                                                  Effect of
                                Convertible        Common Stock      Additional   Cumulative
                              Preferred Stock         Series A       Paid-In      Foreign    Accumulated
                              Shares    Amount   Shares      Amount  Capital      Exchange   Deficit      Total


Balance, December 31, 1996    102,492   $99,561  36,829,618  $4      $136,221     $35        $(333,721)   $ (97,900)
  Preferred stock dividends        --        --          --   -        (2,141)     --               --       (2,141)
  Net loss                         --        --          --   -            --      --           (9,906)      (9,906)
                              -------   -------  ----------  --      --------     ---        ---------    ---------
Balance, March 29, 1997       102,492   $99,561  36,829,618  $4      $134,080     $35        $(343,627)   $(109,947)
                              =======   =======  ==========  ==      ========     ===        =========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the thirteen weeks ended March 29, 1997 and March 30, 1996
                            (unaudited, in thousands)

                                                   March 29,   March 30,
                                                    1997         1996
                                                   ---------   ---------

Cash flows from operating activities:
Net loss .......................................   $ (9,906)   $(16,750)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
   Depreciation, amortization and other ........      1,097       3,578
   Changes in assets and liabilities:
    Funds in escrow, net .......................        640       3,491
    Accounts receivable ........................        436      25,618
    Partnership notes and interest
     receivable, net ...........................       --           735
    Inventories ................................          4      (1,223)
    Other assets ...............................      2,100          86
    Accounts payable, accrued liabilities
     and accrued interest ......................      5,926      (8,524)
    Accrued loss on contracts ..................       (442)     (1,157)
    Estimated warranty costs ...................       --          (966)
                                                   ---------   ---------
     Net cash (used in) provided by operating
      activities ...............................       (145)      4,888

Cash flows from investing activities:
   Additions to property, plant and equipment ..       --          (202)
   Expenditures on power plants under
    development ................................     (3,414)     (1,146)
   Investments in affiliates:
    Contributions ..............................       --        (1,814)
    Distributions ..............................         10         512
                                                   ---------   ---------
       Net cash used in investing activities ..      (3,404)     (2,650)

Cash flows from financing activities:
   Payments on other notes payable .............       (606)     (4,442)
   Proceeds from bank loan .....................       --         3,850
   Proceeds from issuance of common stock, net .       --           234
                                                   ---------   ---------
      Net cash used in financing activities ...       (606)       (358)
                                                   ---------   ---------

(Decrease) Increase in cash and cash equivalents     (4,155)      1,880
   Cash and cash equivalents at
     beginning of period .......................     17,208      16,842
                                                   ---------   ---------

   Cash and cash equivalents at
     end of period .............................   $ 13,053    $ 18,722
                                                   ========    =========


     The accompanying notes are an integral part of these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation and its consolidated subsidiaries (the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996. These interim consolidated financial statements are unaudted but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair prsentation of the Company's interim financial osition, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year. The Company's thirteen weeks represent thirteen weeksd of operations; accordingly the first quarters of 1997 and 1996 anded March 29, 1996 and March 30, 1996, respectively.

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of March 29, 1997 and December 31, 1996 and for the thirteen week periods ending March 29, 1997 and March 30, 1996, have been prepared assuming the Company will continue as a going concern. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying March 29, 1997 and December 31, 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through March 30, 1996 are reflected in consolidated statements of operations and cash flows. KWI 1996 operations through March 30, 1996 reflect an excess of expenses over revenues of $10,014,000.

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

     Certain deferred revenue represents the noncash portion of Windplant sales which occurred prior to 1988 for which the Company provided purchase money financing. Deferred revenue from such Company financed sales is recognized as revenue when payments on the partnership notes or related funds in escrow are received by the Company. Such deferred revenue is included in maintenance, management fees and other revenues when recognized (zero in 1997 due to the deconsolidation of KWI and $6,000 in 1996).

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

     Accounts Receivable/Accrued Liabilities: Costs incurred and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable. Billings in excess of costs and estimated earnings on uncompleted contracts are included in accrued liabilities (See Note 8).

     Inventories: Inventories are stated at the lower of cost or market, principally using the average-cost method. (See Note 9).

     Power Plant Held for Sale: Power plant held for sale represents the Company's share of a completed power plant (see Note 10).

     Power Plants Under Development: Power plants under development include project development costs, representing preconstruction costs incurred to complete the design of windpower plants, independent power plants and cogeneration facilities, to secure the necessary permits, to negotiate the contracts to construct and operate the project, to obtain construction financing and for other development services. Project development costs are capitalized once a project has reached the design and permitting stage and the Company has obtained a power purchase agreement or other enforceable right to sell power. Such capitalized development costs are transferred to construction in progress after construction begins. When it is probable that future projects will not be completed or costs may not be recovered, such costs are written off or reserved for. At March 29, 1997 the Company's only project under active development is the Puerto Rico project.

     Other Assets: Other assets include debt issuance costs of $3,256,000 at March 29, 1997 and $3,860,000 at December 31, 1996 which are amortized on a straight-line basis over the term of the related debt. Such amortization expense was $513,000 and $357,000 respectively for the first quarters of 1997 and 1996.

 3.  Liquidity and Going Concern

     The consolidated financial statements as of and for the thirteen weeks ended March 29, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in the first quarter of 1997 and for the years ending December 31, 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves sales by subsidiaries of their respective interests in the Puerto Rico construction contract and the Puerto Rico project for which the Company expects to receive substantial cash proceeds. However, management believes that such sales will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. There can be no assurance that the Company will be successful in implementing its plan or that the Company will continue as a going concern. Even if the Company is successful in implementing its plans, there can be no assurances that the Company will continue as a going concern. It may well be that the Company must consider alternatives such as commencement of proceedings under the Federal Bankruptcy Code.

 4.  Construction Subsidiary

     The Company has announced its intention to dispose of its construction subsidiary, CNF Industries, Inc. ("CNF"). Since the Company continues to own the common stock of CNF and controls its operations, the consolidated financial statements continue to reflect the consolidation of the assets, liabilities, revenues and expenses of CNF. Since at March 29, 1997 the Company had not finalized its plans for the disposition of CNF, the Company's financial statements do not include any adjustment or reserves that might result from the disposition. The Company's consolidated statement of operations for the quarter ended March 29, 1997 and consolidated balance sheet as of March 29, 1997 include the following amounts relating to CNF:

                          Quarter ended March 29, 1997
                                 (in thousands)

                  Revenues .......................... $ 10,151
                   Costs of revenues .................   9,970
                                                      --------
                    Gross margin ..... ................    181
                   General and administrative expenses   3,278
                                                      --------
                  Loss from operations ..............   (3,097)
                     Other .............................    41
                                                      --------
                  Loss before income taxes .........  $ (3,056)
                                                      ========

                                      As of
                                 March 29, 1997
                                 (in thousands)

     Assets:                           Liabilities and owner's deficiency:
      Current assets        $18,557    Current liabilities             $36,077
      Property plant and                Long term liabilities             1,043
        equipment             3,725    Owner's deficiency               (13,882)
     Other long term assets     956
                            -------                                     -------
       Total assets         $23,238     Total liabilities and equity    $23,238
                            =======                                     =======

     CNF has a joint venture interest in the EPC contract for the Puerto Rico project described above. The Company has signed a letter of intent to sell this interest in the EPC contract and intends to dispose of its construction subsidiary in 1997.

 5.  Net Loss Per Share

     Net loss per share amounts for the quarters ended March 29, 1997 and March 30, 1996 were calculated as follows:

                            Primary and Fully Diluted
                    (in thousands, except per share amounts)

                                               March 29,    March 30,
                                                 1997         1996
                                               ---------    ---------
     Net loss                                  $  (9,906)   $ (16,750)
     Less preferred stock dividends               (2,141)      (2,141)
                                               ---------    ---------
     Net loss used in per share calculations   $ (12,047)   $ (18,891)
                                               =========    =========
     Weighted average shares used in per share
     calculations                                 36,830       36,638
                                               =========    =========
     Net loss per share                        $   (0.33)   $   (0.52)
                                               =========    =========

     Preferred stock dividends increase the net loss for the calculation of net loss per share. Since the Company incurred net losses during the periods, common stock equivalents are not included in weighted average shares used in the calculations of net loss per share since they would be anti-dilutive (reducing the amount of net loss per share).

 6.  Cash Flow Information

     Short term investments purchased with original maturities of three months or less are considered cash equivalents. Additional cash flow information is presented below:


                                                 March 29,    March 30,
                                                   1997         1996
                                                 ---------    ---------
                                                     (in thousands)

     Supplemental cash flow information:
      Cash paid (received) for:
       Income taxes paid ......................  $      60    $      13
       Income taxes refunded ..................        (32)        (420)
                                                 ---------    ---------
     Net cash flow from income taxes ..........  $      28    $    (407)
                                                 =========    =========
     Interest activity:
      Interest paid ...........................  $     330    $   2,768
      Capitalized interest .....................        --         (337)
      Interest accrued but not paid, net .......     3,929        4,578
      Interest paid but accrued in prior periods       (23)      (1,414)
      Amortization of deferred financing costs .       513          139
                                                 ---------    ---------
       Interest expense ........................ $   4,749    $   5,734
                                                 =========    =========

     Capitalized interest charged to costs of revenues was zero for the thirteen weeks ended March 29, 1997 and $337,000 for the comparable 1996 period.

 7.  Funds in Escrow

     The Company has various debt and other agreements which have escrow fund requirements and certain debt service payments are made from these escrow accounts. The escrow account balances at March 29, 1997 and December 31, 1996 were as follows:

                                              March 29,  December 31,
                                                1997         1996
                                              --------   ------------
                                                  (in thousands)

       Other notes payable                    $  1,569   $      1,581
       Letters of credit collateral                458          1,086
       Project collateral                        2,554          2,554
                                              --------   ------------
                                              $  4,581   $      5,221
                                              ========   ============

     As of March 29, 1997, funds in escrow were invested in short-term cash investments with interest rates ranging from zero to 6.2%. As previously discussed, KWI's funds in escrow are not reflected in either the March 29, 1997 or the December 31, 1996 balance sheet.

 8.  Accounts Receivable

     Accounts Receivable: Accounts receivable at March 29, 1997 and December 31, 1996 consisted of:

                                             March 29, December 31,
                                               1997        1996
                                             --------  ------------
                                                  (in thousands)
       Contracts - Billed:
        Completed contracts                  $     --  $      1,981
        Contracts in progress                  11,303         9,106
        Retained                                1,959         2,216
       Contracts - Unbilled                     3,300         2,782
       Operations and other                       942         1,855
                                             --------  ------------
                                             $ 17,504  $     17,940
                                             ========  ============

     At March 29, 1997 and December 31, 1996 billed and unbilled receivables did not include any amounts from related parties. Operations and other receivables include $33,000 from related parties at March 29, 1997 and December 31, 1996. As previously discussed, receivables of KWI are not reflected in the accompanying March 29, 1997 and December 31, 1996 balance sheets.

     A summary of costs incurred and estimated earnings on uncompleted contracts at March 29, 1997 and December 31, 1996 is as follows:

                                                March 29,    December 31,
                                                  1997           1996
                                                ---------    ------------
                                                     (in thousands)
     Costs incurred and estimated earnings
      on uncompleted contracts                  $167,751     $    151,850
       Billings to date                          172,942          157,346
                                                ---------    ------------
                                                $ (5,191)    $     (5,496)
                                                =========    ============

     Such amounts were included in the consolidated balance sheets at March 29, 1997 and December 31, 1996 as follows:

                                                March 29,    December 31,
                                                  1997           1996
                                                ---------    ------------
                                                      (in thousands)
     Costs incurred and estimated earnings
      in excess of billings on uncompleted
      contracts (accounts receivable)           $   3,300    $      2,782
       Billings in excess of costs and
        estimated earnings on uncompleted
        contracts (accrued liabilities)            (8,491)         (8,278)
                                                ---------    ------------
                                                $  (5,191)   $     (5,496)
                                                =========    ============

 9.  Inventories

     Inventories (in thousands) at March 29, 1997 and December 31, 1996 consisted of:

                                                March 29,    December 31,
                                                  1997           1996
                                                ---------    ------------
                                                      (in thousands)

     Unassembled parts and supplies             $     131    $        135
                                                =========    ============

     Unassembled parts and supplies consists of fuel and maintenance parts for the Company's wholly-owned cogeneration facility. As previously discussed, inventories of KWI are not included in the March 29, 1997 and December 31, 1996 balance sheets.

10. Investment in Power Plant Held for Sale and Debt Associated With Power Plant Held for Sale

     Investment in power plant held for sale at March 29, 1997 and December 31, 1996 consisted of:

                                                March 29,   December 31,
                                                  1997          1996
                                                ---------   ------------
                                                     (in thousands)

       Chateaugay power plant                   $  19,211   $     19,209
                                                =========   ============

     The Company owns a 50% ownership interest in a 17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September 1993. Debt associated with this project held for sale at March 29, 1997 and December 31, 1996 consisted primarily of tax-exempt bonds. In July 1991, the Company entered into an agreement with the County of Franklin (New
     York) Industrial Development Authority (the Authority) whereby the Authority loaned the Company the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 to finance the construction of the Chateaugay project. The bonds are due July 1, 2021. As the Partnership makes debt payments, the Company reduces its pro rata 50% share of the debt. Accordingly, $16,578,000 was outstanding at March 29, 1997 and December 31, 1996.

11.  Bank Loan Payable

     On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the Puerto Rico project being jointly developed by the Company's development subsidiary. Amounts borrowed under this agreement bear interest at the 90 day LIBOR plus 7.5%. This rate can change when the project reaches certain milestones. The 90 day LIBOR rate was 5.77% at March 29, 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in this thermal power plant. No further funds are available under this agreement since the remaining funding capacity must accommodate accrued and unpaid interest for the remaining term of the loan. The outstanding balance on this bank loan was $19,482,000 at March 29, 1997.

12.  Other Notes Payable

     Other notes payable at March 29, 1997 and December 31, 1996 consisted of the following:


                                                        March 29,  December 31,
                                                          1997         1996
                                                        ---------  ------------
                                                             (in thousands)
     Note bearing interest at 11.3%, due in equal
     annual installments of principal and interest
     through 2002, collateralized by a cogeneration
     facility owned by the Company and requires an
     escrow account.                                    $   8,506  $      8,667

     Borrowings under a $5,000,000 revolving credit
     agreement bearing interest at 1% above the bank's
     prime rate through April 30, 1997.(1)                    166           166

     Borrowings under a $7,500,000 term loan agreement
     bearing interest at the bank's prime rate through
     August 31, 1996 and at 1% above the bank's prime
     rate thereafter, due in quarterly installments of
     $267,857 plus interest through  December 31, 2000
     and $2,142,860 due on March 31,  2001.(1)              6,216         6,351

     Borrowings under a $4,400,000 revolving loan
     agreement, interest rate selected by the Company
     from specified alternatives (7.5% and 7.4% at March
     29, 1997 and  December 31, 1996,  respectively),
     convertible  to a 15-year term, loan payable
     semi-annually, collateralized by land, building and
     equipment.(1)                                          3,480         3,645

     Borrowings under a $1,000,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (11.25% at March 29, 1997 and December 31, 1996).        919           641

     Notes bearing interest at 7.0% due through 1999.(2)       74           504

     Other obligations bearing interest at 8.2% to
     9.9% due through 1999, collateralized by equipment.       60           191
                                                        ---------  ------------
                                                        $  19,421  $     20,165
                                                        =========  ============

(1) Facility associated with the Company's construction subsidiary. See above discussion regarding defaults.

(2) The Company did not make the required principal and interest payment on December 1, 1996 and the holders of the notes notified the Company of their intention to accelerate the obligation to pay the unpaid balance of the notes plus accrued interest. On February 21, 1997, the Company paid $322,000 in full settlement of $460,000 of unpaid principal and interest.

     The Company maintained a revolving credit agreement for working capital purposes which was due to expire on May 30, 1996. This agreement required the Company to meet certain financial ratios, net worth tests and indebtedness tests. In April 1996 the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary (CNF) through April 30, 1997. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the $5,000,000 outstanding at March 30, 1996 and to provide cash collateral for up to $2,500,000 in outstanding letters of credit. The loan becomes immediately payable upon the disposition of CNF. The agreement requires CNF to meet certain net worth, financial ratio and debt service coverage tests. At March 29, 1997 and December 31, 1996 CNF was not in compliance with these covenants. The bank has issued a notice of default letter which states that due to KWI's bankruptcy filing and certain covenant violations it would not make any further advances under the revolving credit agreement. CNF is prohibited from transferring cash to KENETECH Corporation by provisions of this line of credit. CNF's cash and cash equivalents totaled $1,660,000 at March 29, 1997.

     Certain of the debt agreements provide events of default including provisions which allow the lenders to accelerate repayment of the debt should other debt of the Company experience an event of default which would cause such other debt to be accelerated. Because of these provisions all other notes payable are classified as current in the accompanying March 29, 1997 and December 31, 1996 balance sheets.

13.  Senior Secured Notes Payable

     In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $962,000 at March 29, 1997. Interest on these notes is due June 15 and December 15 of each year. The Notes are redeemable, at the option of the Company, beginning December 15, 1997 at 106% of par, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payments of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates.

     The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. The Company did not pay the interest due June 15 and December 15, 1996 totaling $12,750,000 and is in default. The debt is classified as a current liability.

14.  Contingencies

     Litigation: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson) in the United States District Court for the Northern District of California alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief. On December 4, 1996, with underwriters and their counsel and the insurance carriers' counsel in attendance, a mediation occurred in San Francisco in an attempt to settle the action; however, the parties were unsuccessful. Plaintiffs' motion for class certification was heard and taken under submission by the Court on January 31, 1997. By order dated March 24, 1997, the Court granted the underwriter defendants' motion to dismiss any claim based on section 11 of the Securities Act of 1933 that would require tracing back to the initial public offering of KENETECH securities. In addition, in separate orders dated March 24, 1997 and April 16, 1997, the Court granted plaintiffs' motion for certification of a plaintiff class consisting of all persons or entities who purchased KENETECH common stock between September 21, 1993 and August 8, 1995 or KENETECH depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and denied without prejudice plaintiffs' motion for certification of an underwriter defendant class. The Company intends to continue to contest the action vigorously.

     In January 1997, William L. Erdman filed an administrative action with the California Department of Labor seeking payment of a bonus in the amount of approximately $135,000 alleged to be due from KENETECH Corporation.

     On January 6, 1996, a breach of contract action was filed in the Superior Court for Middlesex County, Massachusetts, by Tennessee Gas Pipeline Company ("Tennessee") against Pepperell Power Associates Limited Partnership (the "Pepperell Partnership"), its general partner, KES Pepperell, Inc. (each in whole or in part directly or indirectly owned by KENETECH Energy Systems, Inc. ("KES"), a wholly-owned subsidiary of the Company), and its other general partner, in connection with the termination of a natural gas transportation agreement, seeking to recover alleged unpaid charges of approximately $1,800,000. KES Pepperell, Inc. has filed a counterclaim in the action and intends to contest the action vigorously. On December 2, 1996, Tennessee filed another action in the Superior Court for Middlesex County, Massachusetts, against KES Pepperell, Inc. and KES, among others, seeking to recover an $810,000 payment made to the Pepperell Partnership plus treble damages and attorneys' fees. KES Pepperell and KES intend to contest the action vigorously.

     In October 1996, the Environmental Protection Agency (EPA) issued a final air permit for the Puerto Rico project. On November 1, 1996, Hector Arana and The Committee To Save The Environment of Guayanilla, a local environmental group in Puerto Rico, filed an administrative agency appeal with the environmental appeals board within the EPA contesting the issuance of the air permit. The environmental appeals board has denied the appeal and the air permit is now final and effective.

     On March 13, 1997, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (the Appellants) timely filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them on January 21, 1997, in the Ponce Superior Division of the Court of First Instance of Puerto Rico (the trial court) (No. JPE 96-0345) dismissing Appellants' complaint against the Puerto Rico Electric Power Authority ("PREPA") requesting injunctive and declaratory relief. Appellants are environmental groups, citizens and the union which represents PREPA's electrical workers; they had brought their civil action challenging the procedure used by PREPA to select two independent power producers (one of which is the Company's wholly-owned development subsidiary) to design, finance, construct, own and operate the Puerto Rico project. The trial court held that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. The partnership which holds the power purchase agreement for the Puerto Rico project intervened in the action before the trial court and intends to contest the action vigorously.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview
     --------

     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which participated through its subsidiaries in the electric utility market. As used in this document "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. (KWI) only through May 29, 1996).

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


     Cautionary Statement
     --------------------

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the quarterly periods ending March 29, 1997 and March 30, 1996 have been prepared assuming the Company will continue as a going concern. As mentioned previously, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded at zero in "Investments in Affiliates" in the accompanying March 29, 1997 and December 31, 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through March 30, 1996 are reflected in the 1996 consolidated statement of operations and cash flows.

     The Company incurred a net loss for the first quarter of 1997 of $9.9 million as compared to a net loss for the first quarter of 1996 of $16.8 million. This does not indicate an improvement in the Company's prospects. Instead this loss reflects the ongoing effect of the events which occurred in 1995. Sales of the Company's model KVS-33 turbine commenced in late 1993 and the Company believed this variable speed machine would generate substantial growth for the Company. During 1995, mechanical problems with the machines installed in 1994 and 1995 began to appear. Also, during 1995 the domestic electric power industry was subjected to the uncertainties and pressures of deregulation, and the price which utilities would pay for electric power based upon their avoided costs was at a historical low and is expected to remain at these levels for the foreseeable future. As a result, the Company incurred substantial costs and losses in fiscal years 1995 and 1996. In 1997 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.

                Quarters ended March 29, 1997 and March 30, 1996

                                                        Quarter Ended
                                           March 29, 1997           March 30, 1996
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$   10.2  $10.0  $   0.2  $   10.9  $ 9.3  $   1.6

  Energy sales <F1> ................       1.3     --      1.3       4.8    n/a      4.8
  Maintenance, management
   fees and other <F1>..............       0.5     --      0.5       7.3    n/a      7.3
  Energy plant operations <F1>......        --    1.7     (1.7)      n/a   14.5    (14.5)
                                      --------  -----  -------  --------  -----  -------
      Total energy plant operations ..     1.8    1.7      0.1      12.1   14.5     (2.4)

  Windplant sales ....................      --     --       --       3.4    3.3      0.1
  Energy management services .........      --     --       --       0.7    0.2      0.5
  Interest on partnership notes
    and funds in escrow ..............      --     --       --       0.6    n/a      0.6
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$   12.0  $11.7  $   0.3  $   27.7  $27.2  $   0.4
                                      ========  =====  =======  ========  =====  =======

<F1>
Maintenance, management fees and other revenues are earned by the Company for maintaining and operating Windplants and thermal power plants owned by third parties and from the sale of fuel to wood-fired electric power plants. Energy sales are the revenues generated by Windplants and a thermal power plant owned by the Company. Energy plant operations expenses are incurred to generate these revenues.

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $10.2 million for the quarter ended March 29, 1997 from $10.9 million for the comparable period in 1996; accompanied by a decline in the gross margin to 2.0% for the quarter ended March 29, 1997 from 15% for the comparable period in 1996. The gross margin for the first quarter of 1996 was favorably impacted by the resolution of change orders on another cogeneration project. The Company intends to dispose of its construction business in 1997.

     Energy plant operations, Windplant sales, Interest on partnership notes and funds in escrow and Engineering expenses all declined significantly because of the deconsolidation of KWI. As mentioned previously, on May 29, 1996 KWI filed for protection under chapter 11 of the Federal Bankruptcy Code, reported an excess of liabilities over the fair value of its assets, and ceased to be accounted for as a consolidated subsidiary of the Company as of that date.

     Energy management services revenues decreased to zero for the quarter ended March 29, 1997 from $0.7 million for the comparable period in 1996 because this operation was sold in the second quarter of 1996.

     Project development and marketing expenses decreased to $21 thousand for the quarter ended March 29, 1997 from $2.0 million for the comparable period in 1996. Project development expenses declined significantly since the only project the Company has in active development is the Puerto Rico project and expenditures for that project are being capitalized. The costs expensed here represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $5.7 million for the quarter ended March 29, 1997 from $7.1 million for the comparable period in 1996 due to downsizing of the Company's operations partially offset by severance payments and retention agreements.

     Interest income decreased to $208 thousand for the quarter ended March 29, 1997 from $475 thousand for the comparable period in 1996 due to declining cash and investment balances.

     Interest expense decreased to $4.7 million for the quarter ended March 29, 1997 from $5.7 million for the comparable period in 1996 primarily due to the deconsolidation of KWI.

     Equity loss of unconsolidated affiliates. Equity investments in affiliates resulted in a net loss of $5 thousand for the quarter ended March 29, 1997, compared to a net loss of $187 thousand for the comparable period in 1996 due to the sale of the Company's interests in entities accounted for on an equity basis and the deconsolidation of KWI.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes was recorded for the quarters ended March 29, 1997 and March 30, 1996. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first quarter of 1997 operations activities used cash of $145 thousand. As previously stated, the Company expects a loss from operations in 1997 before the sale of the assets described above in "Overview" due to administrative expenses and interest on debt in excess of gross margin.

     Investing activities

     During the first quarter of 1997 the Company capitalized $3.4 million of its development activities for the continued work on the Puerto Rico power project.

     Financing activities

     During the first quarter of 1997 the Company paid $606 thousand of principal on other notes payable.


     Status
     ------

     At March 29, 1997 the Company's working capital deficit is $153.0 million, which is $149.8 million greater than at December 31, 1995 because debt previously classified as long term is now classified as current due to the Company's default on the interest payments on the senior notes and resulting covenant violations in other debt instruments.

     During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its preferred stock. The Company paid no dividends on the preferred stock in 1996 or the first quarter of 1997 and does not expect to be able to for the foreseeable future. Under the terms of the preferred stock, dividends accrue until paid. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1996 payments and is in default. The Company does not presently anticipate timely payment of 1997's interest. Also, the borrowings under the $5.0 million revolving credit agreement, the $7.5 million term loan agreement and the $4.4 million revolving loan agreement (included in Other Notes Payable on the March 29, 1997 and December 31, 1996 balance sheets) are in default due to KWI's bankruptcy filing, cross default provisions, failure to meet financial covenants and the Company's default on the interest payment on the senior secured notes. The Company does not expect to cure these defaults in the foreseeable future.

     The Company was able to continue its activities since it generated $13.5 million in 1996 by selling assets and drew $18.9 million from the $30.0 million Puerto Rico project loan obtained by a wholly-owned subsidiary. This loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in the Puerto Rico power project. No further funds are available under this agreement because the remaining funding capacity must accommodate accrued and unpaid interest for the remaining term of the loan. The development subsidiary's cash of $9.1 million at March 29, 1997 will be primarily consumed by the continued development of the project. Of the Company's $13.1 million cash at March 29, 1997 $1.7 million is related to the construction subsidiary which is prohibited by financial covenants from transferring cash to KENETECH. The ability of the construction subsidiary to reestablish its backlog has been severely hampered by the Company's financial condition and KWI's bankruptcy filing. The Company has signed a letter of intent to sell its interest in the EPC construction contract related to the Puerto Rico project and intends to dispose of its construction subsidiary in 1997. There can be no assurance that the construction subsidiary will be successful in selling its interest in the EPC contract or disposing of its remaining assets.

     Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through additional asset sales.

     There can be no assurances that asset sales will be consummated or that substantial proceeds will be received. If the Company is unable to sell assets its liquidity will be further constrained. It is expected that all proceeds received from asset sales will be used in operations or paid to creditors. Consequently, after, or as a part of the Company's development subsidiary's interests in its only active development project, the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the quarter ended March 29, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves the sale of the Company's development subsidiary's interest in the Puerto Rico project and its construction subsidiary's interest in the Puerto Rico construction contract for which it expects to receive substantial cash proceeds. Management believes that such sales will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern. Even if the Company is successful in implementing its plans there can be no assurances that the Company will continue as a going concern. It may well be that the Company must consider alternatives such as commencement of proceedings under the Federal Bankruptcy Code.

Part II

Item 1.   Legal Proceedings.
          ------------------

          (a) See discussion under Note 14 of Item 1, Part I incorporated herein by reference.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          (a) See discussion under Notes 12 and 13 of Item 1, Part I and discussion under the heading "status" of Item 2, Part I incorporated herein by reference.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation



                                          By:
      Date:   May 12, 1997                   Mark D. Lerdal
                                President, Chief Executive Officer, and Director






                                          By:
      Date:  May 12, 1997                 Nicholas H. Politan
                                        Chief Financial Officer, Vice President,
                                                         and Assistant Secretary






                                          By:
      Date:  May 12, 1997                 Mervin E. Werth
                                 Corporate Controller, Chief Accounting Officer,
                                                         and Assistant Treasurer

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation



                                          By:  /s/  Mark D. Lerdal
      Date: May 12, 1997                        Mark D. Lerdal
                                President, Chief Executive Officer, and Director






                                          By:  /s/   Nicholas  H. Politan
      Date: May 12, 1997                                    Nicholas H. Politan
                                        Chief Financial Officer, Vice President,
                                                         and Assistant Secretary






                                          By:  /s/  Mervin E. Werth
      Date: May 12, 1997                                        Mervin E. Werth
                                 Corporate Controller, Chief Accounting Officer,
                                                         and Assistant Treasurer