Form 10-Q/A
period 1997-03-29
KENETECH CORP
filed 1997-06-06
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q/A
(Mark One)

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


                                Explanatory Note

     On May 13, 1997, KENETECH Corporation filed its Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 1997 ("First Quarter 10-Q"), with the Securities and Exchange Commission (the "Commission").

     KENETECH Corporation is now filing with the Commission its amended Quarterly Report on Form 10-Q/A. The sole purpose for filing the amended Quarterly Report is to correct a typographical error in the last sentence under the heading "Status" on page 22 of the First Quarter 10-Q. The typographical error consisted of the omission of three words from the above-referenced sentence.

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

     There can be no assurances that asset sales will be consummated or that substantial proceeds will be received. If the Company is unable to sell assets its liquidity will be further constrained. It is expected that all proceeds received from asset sales will be used in operations or paid to creditors. Consequently, after, or as a part of a sale of the Company's development subsidiary's interests in its only active development project, the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

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


                                          KENETECH Corporation




                                          By:
      Date:  June 4, 1997                      Mark D. Lerdal
                                        President, Chief Executive Officer,
                                             and Director




                                          By:
      Date:  June 4, 1997                      Nicholas H. Politan
                                        Chief Financial Officer, Vice President,
                                             and Assistant Secretary




                                          By:
      Date:  June 4, 1997                    Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                             Officer, and Assistant Treasurer

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  June 4, 1997                      Mark D. Lerdal
                                        President, Chief Executive Officer,
                                             and Director




                                          By:  /s/   Nicholas  H. Politan
      Date:  June 4, 1997                      Nicholas H. Politan
                                        Chief Financial Officer, Vice President,
                                             and Assistant Secretary




                                          By:  /s/  Mervin E. Werth
      Date:  June 4, 1997                      Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                             Officer, and Assistant Treasurer