Form 10-Q
period 1997-06-28
KENETECH CORP
filed 1997-08-11
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the twenty-six weeks ended June 28, 1997

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On July 31, 1997, there were 36,829,618 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Part I

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              thirteen weeks ended June 28, 1997 and June 30, 1996 .....    4

            Consolidated Statements of Operations for the
              twenty-six weeks ended June 28, 1997 and June 30, 1996 ...    5

            Consolidated Balance Sheets, June 28, 1997 and
              December 31, 1996 ........................................    6

            Consolidated Statement of Stockholders' Deficiency for
              the twenty-six weeks ended June 28, 1997 .................    7

            Consolidated Statements of Cash Flows for the twenty-six
              weeks ended June 28, 1997 and June 30, 1996 ..............    8

            Notes to Consolidated Financial Statements .................  9 - 17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................... 18 - 23


Part II

Item 1.  Legal Proceedings.                                                 24

Item 3.  Defaults Upon Senior Securities.                                   24

                              KENETECH CORPORATION
                              --------------------

             CONSOLIDATED STATEMENTS OF OPERATIONS for the thirteen
                   weeks ended June 28, 1997 and June 30, 1996
               (unaudited, in thousands, except per share amounts)

                                                         June 28,     June 30,
                                                           1997         1996
                                                                    (see Note 1)
                                                         --------    ----------
Revenues:
  Construction services ............................     $ 11,380    $   12,498
  Energy sales .....................................        1,498         5,429
  Maintenance, management fees and other ...........           40         7,238
  Windplant sales ..................................        --            3,560
  Interest on partnership notes and funds
   in escrow .......................................        --              457
  Energy management services .......................        --              309
                                                         --------    ----------
    Total revenues .................................       12,918        29,491

Costs of revenues:
  Construction services ............................       11,418        10,839
  Energy plant operations ..........................        1,541         9,797
  Windplant sales ..................................        --              628
  Energy management services .......................        --               64
                                                         --------    ----------

    Total costs of revenues ........................       12,959        21,328

Gross margin (Excess of expenses over revenues).....          (41)        8,163

Project development and marketing expenses .........            5         2,520
Engineering expenses ...............................        --            1,603
General and administrative expenses ................        2,589         8,491
                                                         --------    ----------

Loss from operations ...............................       (2,635)       (4,451)

Interest income ....................................          367           299
Interest expense ...................................       (3,011)       (5,053)
Equity loss of unconsolidated affiliates ...........           (6)          (90)
Gain on disposition of subsidiaries and assets .....          411           253
                                                         --------    ----------

Loss before taxes ..................................       (4,874)       (9,042)
Income tax provision................................        --           23,393
                                                         --------    ----------

      Net loss .....................................     $ (4,874)   $  (32,435)
                                                         ========    ==========

Net loss per common share - Primary and Fully diluted    $  (0.19)   $    (0.94)

Weighted average number of common shares used in
 computing per share amounts - Primary and Fully diluted   36,830        36,826



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

            CONSOLIDATED STATEMENTS OF OPERATIONS for the twenty-six
                   weeks ended June 28, 1997 and June 30, 1996
               (unaudited, in thousands, except per share amounts)

                                                         June 28,     June 30,
                                                           1997         1996
                                                                    (See Note 1)
                                                         --------    ----------
Revenues:
  Construction services ............................     $ 21,531      $ 23,393
  Energy sales .....................................        2,840        10,184
  Maintenance, management fees and other ...........          527        14,507
  Windplant sales ..................................        --            6,942
  Interest on partnership notes and funds
   in escrow .......................................        --            1,125
  Energy management services .......................        --            1,047
                                                         --------      --------
    Total revenues .................................       24,898        57,198

Costs of revenues:
  Construction services ............................       21,388        20,148
  Energy plant operations ..........................        3,256        24,270
  Windplant sales ..................................        --            3,972
  Energy management services .......................        --              250
                                                         --------      --------

    Total costs of revenues ........................       24,644        48,640

Gross margin .......................................          254         8,558

Project development and marketing expenses .........           26         4,522
Engineering expenses ...............................        --            4,205
General and administrative expenses ................        8,275        15,587
                                                         --------      --------

Loss from operations ...............................       (8,047)      (15,756)

Interest income ....................................          575           774
Interest expense ...................................       (7,760)      (10,787)
Equity loss of unconsolidated affiliates ...........          (11)          (90)
Gain on disposition of subsidiaries and assets .....          463            66
                                                         --------      --------

Loss before taxes ..................................      (14,780)      (25,793)
Income tax provision................................         --          23,393
                                                         --------      --------

      Net loss .....................................     $(14,780)     $(49,186)
                                                         ========      ========

Net loss per common share - Primary and Fully diluted    $  (0.52)     $  (1.46)

Weighted average number of common shares used in
 computing per share amounts - Primary and Fully diluted   36,830        36,732



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                      June 28, 1997 and December 31, 1996
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                      June 28,     December 31,
                                                        1997           1996
                                                     ---------     ------------
Current assets:
   Cash and cash equivalents ....................... $  11,553     $     17,208
   Funds in escrow, net ............................     3,377            5,221
   Accounts receivable .............................     8,976           17,940
   Inventories .....................................       135              135
   Investment in power plant held for sale .........    18,971           19,209
   Deferred tax assets, net ........................     4,300            4,300
   Other ...........................................     2,728            3,986
                                                     ---------     ------------
Total current assets ...............................    50,040           67,999

Property, plant and equipment, net .................    23,296           24,735
Power plants under development .....................    18,624           11,507
Investments in affiliates ..........................        22               32
Deferred tax assets, net ...........................    13,613           13,613
Other assets .......................................     3,485            5,425
                                                     ---------     ------------
      Total assets ................................. $ 109,080     $    123,311
                                                     =========     ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable ................................ $  19,826     $     18,841
   Bank loan payable ...............................    20,196           18,860
   Accrued interest ................................    20,003           13,462
   Accrued liabilities .............................    14,303           21,010
   Debt associated with power plant
    held for sale ..................................    16,360           16,578
   Other notes payable .............................    19,398           20,165
   Senior secured notes payable ....................    99,072           99,005
   Accrued losses on contracts .....................     1,699            1,699
                                                     ---------     ------------
     Total current liabilities .....................   210,857          209,620

Accrued losses on contracts ........................       245              897
Accrued dividends on preferred stock ...............    13,915            9,633
Other long-term obligations ........................     1,025            1,061
                                                     ---------     ------------
    Total liabilities ..............................   226,042          221,211

Commitments and contingencies

Stockholders'  deficiency:
   Convertible preferred stock - 10,000,000  shares
   authorized, $.01  par  value; issued and outstanding
   102,492,  $117,688 liquidation preference .......    99,561           99,561
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 36,829,618 issued and
   outstanding in 1997 and at December 31, 1996 ....         4                4
   Additional paid-in capital ......................   131,939          136,221
   Cumulative foreign exchange .....................        35               35
   Accumulated deficit .............................  (348,501)        (333,721)
                                                     ---------     ------------
    Total stockholders' deficiency ................. $(116,962)         (97,900)
                                                     ---------     ------------
      Total liabilities and
       stockholders' deficiency .................... $ 109,080    $    123,311
                                                     =========     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         for the twenty-six weeks ended June 28, 1997
                       (unaudited, in thousands, except share amounts)

                                                                                  Effect of
                                Convertible        Common Stock      Additional   Cumulative
                              Preferred Stock         Series A       Paid-In      Foreign    Accumulated
                              Shares    Amount   Shares      Amount  Capital      Exchange   Deficit      Total


Balance, December 31, 1996    102,492   $99,561  36,829,618  $4      $136,221     $35        $(333,721)   $ (97,900)
  Preferred stock dividends        --        --          --   -        (4,282)     --               --       (4,282)
  Net loss                         --        --          --   -            --      --          (14,780)     (14,780)
                              -------   -------  ----------  --      --------     ---        ---------    ---------
Balance, June 28, 1997        102,492   $99,561  36,829,618  $4      $131,939     $35        $(348,501)   $(116,962)
                              =======   =======  ==========  ==      ========     ===        =========    =========




  The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

            CONSOLIDATED STATEMENTS OF CASH FLOWS for the twenty-six
                   weeks ended June 28, 1997 and June 30, 1996
                            (unaudited, in thousands)

                                                   June 28,     June 30,
                                                     1997        1996
                                                              (See Note 1)
                                                   --------    ----------

Cash flows from operating activities:
Net loss .......................................$  (14,780)    $  (49,186)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Deferred income taxes .......................          -          23,393
 Depreciation, amortization and other ........       6,699         (2,050)
   Changes in assets and liabilities:
    Funds in escrow, net .......................     1,844          2,870
    Accounts receivable ........................     8,859         25,024
    Partnership notes and interest
     receivable, net ...........................        -             290
    Inventories ................................        -           1,496
    Other assets ...............................      2,317          (935)
    Accounts payable, accrued liabilities
     and accrued interest ......................     (4,386)       (6,851)
    Accrued loss on contracts ..................       (652)       (2,157)
    Estimated warranty costs ...................         -         (1,491)
                                                   ---------    ---------
     Net cash used in operating activities .....        (99)       (9,597)

Cash flows from investing activities:
 Marketable securities:
  Purchases ....................................         -         (3,536)
 Additions to property, plant and equipment ....         -           (390)
 Proceeds from sales of subsidiaries and assets        1,268        8,115
 Investments in affiliates:
  Contributions ................................         -         (1,814)
  Distributions ................................          14          522
 Power plants under development ................      (7,117)      (4,765)
                                                   ---------    ---------
     Net cash used in investing activities .....      (5,835)      (1,868)

Cash flows from financing activities:
 Proceeds from other notes payable .............       1,376           -
 Payments on other notes payable ...............      (1,097)      (3,700)
 Proceeds from bank loan .......................          -        11,516
 Payments on bank loan borrowings ..............          -        (5,000)
 Proceeds from issuance of common stock, net ...          -           234
                                                   ---------    ---------
     Net cash provided by financing activities .         279        3,050
                                                   ---------    ---------

Decrease in cash and cash equivalents                 (5,655)      (8,415)
   Cash and cash equivalents at
    beginning of period ........................      17,208       16,842
                                                   ----------   ---------
   Cash and cash equivalents at
    end of period ..............................   $   11,553   $   8,427
                                                   ==========   =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation and its consolidated subsidiaries (the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996. These interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year. The Company's thirteen weeks represent thirteen weeks of operations; accordingly the second quarters of 1997 and 1996 ended June 28, 1997 and June 30, 1996, respectively.

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of June 28, 1997 and December 31, 1996 and for the periods ending June 28, 1997 and June 30, 1996, have been prepared assuming the Company will continue as a going concern (see Note 3). Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under Chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying June 28, 1997 and December 31, 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows. KWI 1996 operations through May 29, 1996 reflect an excess of expenses over revenues of $164,000.

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

     Inventories: Inventories are stated at the lower of cost or market, principally using the average-cost method (See Note 9).

     Power Plant Held for Sale: Power plant held for sale represents the Company's share of a completed power plant (see Note 10).

     Power Plants Under Development: Power plants under development include project development costs, representing preconstruction costs incurred to complete the design of windpower plants, independent power plants and cogeneration facilities, to secure the necessary permits, to negotiate the contracts to construct and operate the project, to obtain construction financing and for other development services. Project development costs are capitalized once a project has reached the design and permitting stage and the Company has obtained a power purchase agreement or other enforceable right to sell power. Such capitalized development costs are transferred to construction in progress after construction begins. When it is probable that future projects will not be completed or costs may not be recovered, such costs are written off or reserved for. At June 28, 1997 and December 31, 1996 the Company's only project under active development is the Puerto Rico project.

     Other Assets: Other assets include debt issuance costs of $2,769,000 at June 28, 1997 and $3,860,000 at December 31, 1996 which are amortized on a straight-line basis over the term of the related debt. Such amortization expense was $1,050,000 and $623,000 respectively for the first twenty-six weeks of 1997 and 1996.

 3.  Liquidity and Going Concern

     The consolidated financial statements as of and for the periods ending June 28, 1997, June 30, 1996 and December 31, 1996 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in the first twenty-six weeks of 1997 and for the years ending December 31, 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves sales by subsidiaries of their respective interests in the Puerto Rico construction contract and the Puerto Rico project for which the Company expects to receive substantial cash proceeds. There can be no assurance that the Company will be successful in implementing its plan, that the sales of the Puerto Rico construction contract and/or the interests in the Puerto Rico project will be consummated, that substantial proceeds will be received, or that the Company will continue as a going concern. Management believes that such sales even if consummated will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. The Company believes that any proceeds received from asset sales will be used in operations or paid to creditors. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in the Puerto Rico project (the Company's only active development project), the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

 4.  Construction Subsidiary

     The Company has announced its intention to dispose of its construction subsidiary, CNF Industries, Inc. ("CNF"). Since the Company continues to own the common stock of CNF and controls its operations, the consolidated financial statements continue to reflect the consolidation of the assets, liabilities, revenues and expenses of CNF. At June 28, 1997 the Company had not completed the disposition of CNF, therefore the Company's financial statements do not include any adjustment or reserves that might result from the disposition. The Company's consolidated statement of operations for the twenty-six weeks ended June 28, 1997 and consolidated balance sheet as of June 28, 1997 include the following amounts relating to CNF:

                          Twenty-six weeks ended June 28, 1997
                                 (in thousands)

                  Revenues .......................... $ 21,531
                   Costs of revenues .................  21,388
                                                      --------
                    Gross margin ..... ................    143
                   General and administrative expenses   3,978
                                                      --------
                  Loss from operations ..............   (3,835)
                     Other ..........................     (195)
                                                      --------
                  Loss before income taxes .........  $ (4,030)
                                                      ========

                                      As of
                                 June 28, 1997
                                 (in thousands)

     Assets:                           Liabilities and owner's deficiency:
      Current assets        $ 9,862     Current liabilities            $28,254
      Property plant and                 Long term liabilities           1,025
        equipment             3,654     Owner's deficiency             (14,810)
     Other long term assets     953
                            -------                                    -------
       Total assets         $14,469      Total liabilities and equity  $14,469
                            =======                                    =======

     CNF has a joint venture interest in the engineering, procurement and construction ("EPC") contract for the Puerto Rico project described above. The Company has signed a letter of intent to sell this interest in the EPC contract and intends to dispose of its construction subsidiary in 1997. There can be no assurance that the Company will be successful in selling CNF's interest in the EPC contract or disposing of CNF's remaining assets.

 5.  Net Loss Per Share

     Net loss per share amounts for the periods ending June 28, 1997 and June 30, 1996 were calculated as follows:


                            Primary and Fully Diluted
                    (in thousands, except per share amounts)


                                                Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                June 28,     June 30,      June 28,     June 30,
                                                  1997         1996          1997         1996
                                               ---------    ---------     ---------    ---------


     Net loss                                  $  (4,874)   $ (32,435)    $ (14,780)   $ (49,186)
     Less preferred stock dividends               (2,141)      (2,141)       (4,282)      (4,282)
                                               ---------    ---------     ---------    ---------
     Net loss used in per share calculations   $  (7,015)   $ (34,576)      (19,062)     (53,468)
                                               =========    =========     =========    =========
     Weighted average shares used in per share
     calculations                                 36,830       36,826        36,830       36,732
                                               =========    =========     =========    =========
     Net loss per share                        $   (0.19)   $   (0.94)    $   (0.52)   $   (1.46)
                                               =========    =========     =========    =========


     Preferred stock dividends increase the net loss for the calculation of net loss per share. Common stock equivalents are not included in weighted average shares used in the calculations of net loss per share because they would be anti-dilutive (reducing the amount of net loss per share) due to the fact that the Company incurred net losses during the periods.

 6.  Cash Flow Information

     Short term investments purchased with original maturities of three months or less are considered cash equivalents. Additional cash flow information is presented below:

                                                  June 28,     June 30,
                                                    1997         1996
                                                 ---------    ---------
                                                     (in thousands)

     Supplemental cash flow information:
     Cash paid (received) for:
       Income taxes paid ......................  $     134    $      17
       Income taxes refunded ..................        (38)        (420)
                                                 ---------    ---------
     Net cash flow from income taxes ..........  $      96    $    (403)
                                                 =========    =========
     Interest activity:
      Interest paid ...........................  $     863    $   3,403
      Capitalized interest .....................    (1,962)        (587)
      Interest accrued but not paid, net .......     7,883        9,246
      Interest paid but accrued in prior periods       (74)      (1,554)
      Amortization of deferred financing costs .     1,050          279
                                                 ---------    ---------
       Interest expense ........................ $   7,760    $  10,787
                                                 =========    =========

     Capitalized interest charged to costs of revenues was $1,962,00 for the twenty-six weeks ended June 28, 1997 and $587,000 for the comparable 1996 period.

 7.  Funds in Escrow

     The Company has various debt and other agreements which have escrow fund requirements and certain debt service payments are made from these escrow accounts. The escrow account balances at June 28, 1997 and December 31, 1996 were as follows:

                                              June 28,   December 31,
                                                1997         1996
                                              --------   ------------
                                                   (in thousands)

       Other notes payable                    $  1,653   $      1,581
       Letters of credit collateral                150          1,086
       Project collateral                        1,574          2,554
                                              --------   ------------
                                              $  3,377   $      5,221
                                              ========   ============

     As of June 28, 1997, funds in escrow were invested in short-term cash investments with interest rates ranging from zero to 5.5%. As previously discussed, KWI's funds in escrow are not reflected in either the June 28, 1997 or the December 31, 1996 balance sheet.

 8.  Accounts Receivable

     Accounts Receivable: Accounts receivable at June 28, 1997 and December 31, 1996 consisted of:

                                             June 28,    December 31,
                                               1997          1996
                                             --------    ------------
                                                  (in thousands)
       Contracts - Billed:
        Completed contracts ..............   $     --    $      1,981
        Contracts in progress ............      1,945           9,106
        Retained .........................      1,942           2,216
       Contracts - Unbilled ..............      3,932           2,782
       Operations and other ..............      1,157           1,855
                                             --------    ------------
                                             $  8,976    $     17,940
                                             ========    ============

     At June 28, 1997 and December 31, 1996 billed and unbilled receivables did not include any amounts from related parties. Operations and other receivables include $33,000 from related parties at June 28, 1997 and December 31, 1996. As previously discussed, receivables of KWI are not reflected in the accompanying June 28, 1997 and December 31, 1996 balance sheets.

     A summary of costs incurred and estimated earnings on uncompleted contracts at June 28, 1997 and December 31, 1996 is as follows:

                                             June 28,     December 31,
                                               1997           1996
                                             ---------    ------------
                                                   (in thousands)
     Costs incurred and estimated earnings
      on uncompleted contracts ............  $ 179,167    $    151,850
       Billings to date ...................    176,481         157,346
                                             ---------    ------------
                                             $   2,686    $     (5,496)
                                             =========    ============

     Such amounts were included in the consolidated balance sheets at June 28, 1997 and December 31, 1996 as follows:

                                             June 28,     December 31,
                                               1997           1996
                                             ---------    ------------
                                                  (in thousands)
     Costs incurred and estimated earnings
      in excess of billings on uncompleted
      contracts (accounts receivable) ...... $  3,932    $      2,782
       Billings in excess of costs and
        estimated earnings on uncompleted
        contracts (accrued liabilities) ....   (1,246)         (8,278)
                                             ---------    ------------
                                             $   2,686    $    (5,496)
                                             =========    ============

 9.  Inventories

     Inventories (in thousands) at June 28, 1997 and December 31, 1996 consisted of:

                                                June 28,     December 31,
                                                  1997           1996
                                                ---------    ------------
                                                      (in thousands)

     Unassembled parts and supplies             $     135    $        135
                                                =========    ============

     Unassembled parts and supplies consists of fuel and maintenance parts for the Company's wholly-owned cogeneration facility.

10. Investment in Power Plant Held for Sale and Debt Associated With Power Plant Held for Sale

     Investment in power plant held for sale at June 28, 1997 and December 31, 1996 consisted of:

                                                 June 28,   December 31,
                                                  1997          1996
                                                ---------   ------------
                                                     (in thousands)

       Chateaugay power plant                   $  18,971   $     19,209
                                                =========   ============

     The Company owns a 50% ownership interest in a 17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September 1993. Debt associated with this project held for sale at June 28, 1997 and December 31, 1996 consisted primarily of tax-exempt bonds. In July 1991, the Company entered into an agreement with the County of Franklin (New
     York) Industrial Development Authority (the "Authority") whereby the Authority loaned the Company the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 to finance the construction of the Chateaugay project. The bonds are due July 1, 2021. As the Partnership makes debt payments, the Company reduces its pro rata 50% share of the debt. Accordingly, $16,360,000 was outstanding at June 28, 1997. Additionally, the Company has borrowed $1,200,000 against its equity in this project.

11.  Bank Loan Payable

     On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the Puerto Rico project being developed by the Company's development subsidiary and affiliates of Enron Corporation. Amounts borrowed under this agreement bear interest at the 90 day LIBOR plus 7.5%. This rate can change when the project reaches certain milestones. The 90 day LIBOR rate was 13.28% at June 28, 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in this thermal power plant. No further funds are available under this agreement because the remaining funding capacity accommodates accrued and unpaid interest for the remaining term of the loan. The outstanding balance on this bank loan was $20,196,000 at June 28, 1997.

12.  Other Notes Payable

     Other notes payable at June 28, 1997 and December 31, 1996 consisted of the following:

                                                         June 28,  December 31,
                                                           1997        1996
                                                        ---------  ------------
                                                             (in thousands)
       Note bearing interest at 11.3%, due in equal
       annual installments of principal and interest
       through 2002, collateralized by a cogeneration
       facility owned by the Company and requiring an
       escrow account.                                  $   8,268  $      8,667

       Borrowings under a $5,000,000 revolving credit
       agreement bearing interest at 1% above the bank's
       prime rate through April 30, 1997.(1)                  166           166

       Borrowings under a $7,500,000 term loan agreement
       bearing interest at 2% above the bank's prime rate
       due in quarterly installments of $267,857 plus
       interest through December 31, 2000 and $2,142,860
       due on March 31, 2001.(1)                            6,132         6,351

       Borrowings under a $4,400,000 revolving loan
       agreement, interest rate selected by the Company
       from specified alternatives (7.6% and 7.4% at
       June 28, 1997 and December 31, 1996, respectively),
       convertible to a 15-year term, loan payable
       semi-annually, collateralized by land, building
       and equipment.(1)                                    3,565         3,645

       Borrowings under a $1,200,000 loan agreement,
       due in 1999 bearing interest at prime plus 3%
       (11.25% at June 28, 1997 and December 31, 1996).     1,139           641

       Notes bearing interest at 7.0% due through 1999.(2)     74           504

       Other obligations bearing interest at 9.9%
       due through 1999, collateralized by equipment.          54           191
                                                        ---------  ------------
                                                        $  19,398  $     20,165
                                                        =========  ============

     (1) Facility associated with the Company's construction subsidiary. See discussion below regarding defaults.

     (2) The Company did not make the required principal and interest payment on December 1, 1996 and certain holders of the notes notified the Company of their intention to accelerate the obligation to pay the unpaid balance of the notes plus accrued interest. On February 21, 1997, the Company paid $322,000 in full settlement of $460,000 of unpaid principal and interest.

     The Company maintained a revolving credit agreement for working capital purposes which was due to expire on May 30, 1996. This agreement required the Company to meet certain financial ratios, net worth tests and indebtedness tests. In April 1996 the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary (CNF) through April 30, 1997. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the $5,000,000 outstanding at March 30, 1996 and to provide cash collateral for up to $2,500,000 in outstanding letters of credit. The loan becomes immediately payable upon the disposition of CNF. The agreement requires CNF to meet certain net worth, financial ratio and debt service coverage tests. At June 28, 1997 and December 31, 1996 CNF was not in compliance with these covenants. The bank has issued a notice of default letter which states that due to KWI's bankruptcy filing and certain covenant violations it would not make any further advances under the revolving credit agreement. CNF is prohibited from transferring cash to KENETECH Corporation by provisions of this line of credit. CNF's cash and cash equivalents totaled $1,614,000 at June 28, 1997.

     Certain of the debt agreements provide events of default including provisions which allow the lenders to accelerate repayment of the debt should other debt of the Company experience an event of default which would cause such other debt to be accelerated. Because of these provisions all other notes payable are classified as current in the accompanying June 28, 1997 and December 31, 1996 balance sheets.

13.  Senior Secured Notes Payable

     In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $928,000 at June 28, 1997. Interest on these notes is due June 15 and December 15 of each year. The Notes are redeemable, at the option of the Company, beginning December 15, 1997 at 106% of par, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payments of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates.

     The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. The Company has not paid an interest payment since December 15, 1995 and is in default. The debt is classified as a current liability. The Company has accrued unpaid interest on these notes of $19,125,000 as of June 28, 1997.

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

     On January 6, 1996, a breach of contract action was filed in the Superior Court for Middlesex County, Massachusetts, by Tennessee Gas Pipeline Company ("Tennessee") against Pepperell Power Associates Limited Partnership (the "Pepperell Partnership"), its general partner, KES Pepperell, Inc. (each in whole or in part directly or indirectly owned by KENETECH Energy Systems, Inc. ("KES"), a wholly-owned subsidiary of the Company), and its other general partner, in connection with the termination of a natural gas transportation agreement, seeking to recover alleged unpaid charges of approximately $1,800,000. KES Pepperell, Inc. has filed a counterclaim in the action. On December 2, 1996, Tennessee filed another action in the Superior Court for Middlesex County, Massachusetts, against KES Pepperell, Inc. and KES, among others, seeking to recover an $810,000 payment made to the Pepperell Partnership plus treble damages and attorneys' fees. In June 1997 a tentative settlement was reached with Tennessee which included resolution of claims involving Flagg Energy Development Corporation ("Flagg"), a wholly-owned subsidiary of KES, which obtains gas transportation services from Tennessee for the Hartford Hospital co-generation plant. The settlement was to be finalized and executed by July 15, 1997, but was not due to Tennessee's delay. On July 16, 1997, the Federal Energy Regulatory Commission ordered Tennesse to refund in excess of $2,500,000 to Flagg involving the gas transportation services described above. Tennessee has now filed a motion seeking an emergency order to compel KES and its subsidiaries to effect the tentative settlement. KES has opposed such motion.

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

     The power plant will be a combined cycle cogeneration facility consisting of two combustion turbines capable of operating on LNG, LPG, or fuel oil to generate electricity, and is expected to produce approximately 4 million Mwh of electricity annually under baseload conditions. Steam generated will also be used to convert sea water into fresh water in a desalination plant, which is expected to produce approximately 4 million gallons of potable water per day, of which approximately 1 million gallons per day will be required by the project, with the remainder being available for sale to local entities. This is the only project the Company (through its wholly-owned development subsidiary) has in active development. The Company's wholly-owned development subsidiary intends to sell its interest in this project in 1997.

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the quarterly periods ending June 28, 1997 and June 30, 1996 have been prepared assuming the Company will continue as a going concern (see Note 3). As mentioned previously, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded at zero in "Investments in Affiliates" in the accompanying June 28, 1997 and December 31, 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in the 1996 consolidated statement of operations and cash flows.

     The Company incurred a net loss for the first twenty-six weeks of 1997 of $14.8 million as compared to a net loss for the first twenty-six weeks of of 1996 of $49.2 million. This does not indicate an improvement in the Company's prospects. Instead this loss reflects the elimination of activities associated with divested subsidiaries and divisions and KWI. In 1997 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.

     THIRTEEN WEEKS ENDED JUNE 28, 1997 AND JUNE 30, 1996

     The following table sets forth the Company's revenues, costs, and gross margin in millions of dollars derived from its products and services for the quarterly periods.


                                                    Thirteen Weeks Ended
                                           June 28, 1997             June 30, 1996
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ...........   $   11.4  $11.4  $   0.0  $   12.5  $10.8  $   1.7

  Energy sales (1) ................        1.5   N/A       1.5       5.4   N/A       5.4
  Maintenance, management
   fees and other (1)..............        0.0   N/A       0.0       7.2   N/A       7.2
  Energy plant operations (1)......       N/A     1.5     (1.5)      N/A    9.8     (9.8)
                                      --------  -----  -------  --------  -----  -------
      Total energy plant operations        1.5    1.5      0.0      12.6    9.8      2.8

  Windplant sales .................        --     --       --        3.6    0.6      3.0
  Interest on partnership notes
    and funds in escrow ...........        --     --       --        0.5    N/A      0.5
  Energy management services ......        --     --       --        0.3    0.1      0.2
                                      --------  -----  -------  --------  -----  -------
 Total ............................   $   12.9  $12.9  $   0.0  $   29.5  $21.3  $   8.2
                                      ========  =====  =======  ========  =====  =======

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

                                       19

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $11.4 million for the thirteen weeks ended June 28, 1997 from $12.5 million for the comparable period in 1996; accompanied by a decline in the gross margin to zero for the thirteen weeks ended June 28, 1997 from 14% for the comparable period in 1996. The gross margin for the second thirteen weeks of 1996 was favorably impacted by the resolution of change orders on another cogeneration project. The Company intends to dispose of its construction business in 1997.

     Energy plant operations, Windplant sales, Interest on partnership notes and funds in escrow and Engineering expenses all declined significantly because of the deconsolidation of KWI. Subsequent to June 28, 1997, the Company's Hartford Hospital co-generation facility incurred mechanical problems and is currently not generating any energy sales. Management is seeking a resolution to these mechanical problems.

     Energy management services revenues decreased to zero for the thirteen weeks ended June 28, 1997 from $0.3 million for the comparable period in 1996 because this operation was sold in the second quarter of 1996.

     Project development and marketing expenses decreased to $5 thousand for the thirteen weeks ended June 28, 1997 from $2.5 million for the comparable period in 1996. Project development expenses declined significantly since the only project the Company has in active development is the Puerto Rico project and expenditures for that project are being capitalized. The costs expensed here represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $2.6 million for the thirteen weeks ended June 28, 1997 from $8.5 million for the comparable period in 1996 due to downsizing of the Company's operations.

     Interest income increased to $367 thousand for the thirteen weeks ended June 28, 1997 from $299 thousand for the comparable period in 1996 due to higher balances earning interest during 1997's second quarter compared to 1996's second quarter.

     Interest expense decreased to $3.0 million for the thirteen weeks ended June 28, 1997 from $5.1 million for the comparable period in 1996 due to the deconsolidation of KWI and capitalization of interest expense to the Puerto Rico project.

     Equity loss of unconsolidated affiliates. Equity investments in affiliates resulted in a net loss of $6 thousand for the thirteen weeks ended June 28, 1997, compared to a net loss of $90 thousand for the comparable period in 1996 due to the sale of the Company's interests in entities accounted for on an equity basis and the deconsolidation of KWI.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes was recorded for the thirteen weeks ended June 28, 1997 and June 30, 1996. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit.

     TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 30, 1996

     The following table sets forth the Company's revenues, costs, and gross margin in millions of dollars derived from its products and services for the twenty-six weeks ended June 28, 1997 and June 30, 1996.


                                               Twenty-six weeks Ended
                                    June 28, 1997                  June 30, 1996

                                                    Gross                         Gross
                               Revenues   Costs    Margins   Revenues   Costs    Margins

     Construction services     $   21.5   $ 21.4   $   0.1   $   23.4   $ 20.1   $   3.3

      Maintenance, management
        fees and other (1)          0.5     n/a        0.5       14.5     n/a       14.5
      Energy sales (1)              2.9     n/a        2.9       10.2     n/a       10.2
      Energy plant
        operations (1)             n/a       3.3      (3.3)       n/a     24.3     (24.3)
                               --------   ------   -------   --------   ------   -------
         Total energy plant
           operations               3.4      3.3       0.1       24.7     24.3       0.4

      Windplant sales                -        -         -         6.9      4.0       2.9
      Interest on partnership
        notes and funds in escrow    -      n/a         -         1.1     n/a        1.1
      Energy management services     -       -          -         1.1      0.2       0.9
                               --------   ------   -------   --------   ------   -------
           Total               $   24.9   $ 24.7   $   0.2   $   57.2   $ 48.6   $   8.6
                               ========   ======   =======   ========   ======   =======

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

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $21.5 million for the twenty-six weeks ended June 28, 1997 from $23.4 million for the comparable period in 1996; however the gross margin decreased to 1% for the twenty-six weeks ended June 28, 1997 from 14% for the comparable period in 1996. The Company intends to sell its construction subsidiary.

     Energy plant operations, Windplant sales, Interest on partnership notes and funds in escrow and Engineering expenses all declined significantly because of the deconsolidation of KWI. Subsequent to June 28, 1997, the Company's Hartford Hospital co-generation facility incurred mechanical problems and is currently not generating any energy sales. Management is seeking a resolution to these mechanical problems.

     Energy management services revenues decreased to zero for the first twenty-six weeks of 1997 from $1.1 million for the comparable period in 1996. This operation was sold in the second quarter of 1996.

     Project development and marketing expenses decreased to $26 thousand for the twenty-six weeks ended June 28, 1997 from $4.5 million for the comparable period in 1996. Project development expenses declined significantly since the only project the Company has in active development is the Puerto Rico project and expenditures for that project are being capitalized. The costs expensed here represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $8.3 million for the first twenty-six weeks of 1997 from $15.6 million for the comparable period in 1996 due to the deconsolidation of KWI and downsizing of the Company.

     Interest income decreased to $0.6 million for the first twenty-six weeks of 1997 from $0.8 million for the comparable period in 1996 due to lower interest earned as a result of declining cash and investment balances.

     Interest expense decreased to $7.8 million for the first twenty-six weeks of 1997 from $10.8 million for the comparable period in 1996 due to the deconsolidation of KWI, the sale of subsidiaries and increased capitalization of interest to the Puerto Rico project ($2.0 million in 1997 versus $0.6 million in 1996).

     Equity income (loss) of unconsolidated affiliates: Equity investments in affiliates resulted in net loss of $11 thousand for the first twenty-six weeks of 1997, compared to $90 thousand for the comparable period in 1996 due to the deconsolidation of KWI and sale of equity investments.

     Sale of subsidiaries and fixed assets: During the first twenty-six weeks of 1997 the Company sold fixed assets and some projects in the initial stages of development. On an aggregated basis, these transactions generated cash of $1.3 million and a net gain of $463 thousand. During the first twenty-six weeks of 1996 the Company sold its demand side management business, its wood-fuel business, a manufacturing facility, and various fixed assets. On an aggregated basis these transactions generated cash of $3.6 million and a net gain of $66 thousand.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for the twenty-six weeks ended June 28, 1997 and June 30, 1996 because of the uncertainty about the Company's ability to utilize such a benefit.


     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first twenty-six weeks of 1997 operations activities used cash of $99 thousand. As previously stated, the Company expects a loss from operations in 1997 before the sale of the assets described above in "Overview" due to administrative expenses and interest on debt in excess of gross margin.

     Investing activities

     During the first twenty-six weeks of 1997 the Company capitalized $7.1 million of its development activities for the continued work on the Puerto Rico power project.

     Financing activities

     During the first quarter of 1997 the Company paid $1.1 million of principal on other notes payable.

     Status
     ------

     At June 28, 1997 the Company's working capital deficit is $160.8 million, which is $19.2 million greater than at December 31, 1996.

     During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its preferred stock. The Company paid no dividends on the preferred stock in 1996, has not paid any dividends in 1997 and does not expect to be able to for the foreseeable future. Under the terms of the preferred stock, dividends accrue until paid. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1996 interest payments, has not made the June 15, 1997 interest payment and is in default. Also, the borrowings under the $5.0 million revolving credit agreement, the $7.5 million term loan agreement and the $4.4 million revolving loan agreement (included in Other Notes Payable on the June 28, 1997 and December 31, 1996 balance sheets) are in default due to KWI's bankruptcy filing, cross default provisions, failure to meet financial covenants and the Company's default on the interest payment on the senior secured notes. The Company does not expect to cure these defaults in the foreseeable future.

     The Company was able to continue its activities because it generated $13.5 million in 1996 by selling assets and drew $18.9 million from the $30.0 million Puerto Rico project loan obtained by a wholly-owned subsidiary. This loan is collateralized by the stock of a special purpose entity formed to hold the Company's interest in the Puerto Rico power project. No further funds are available under this agreement because the remaining funding capacity accommodates accrued and unpaid interest for the remaining term of the loan. The development subsidiary's cash of $7.4 million at June 28, 1997 will be consumed by the continued development of the project. Of the Company's $11.6 million cash at June 28, 1997 $1.6 million is related to the construction subsidiary which is prohibited by financial covenants from transferring cash to KENETECH. The ability of the construction subsidiary to reestablish its backlog has been severely hampered by the Company's financial condition and KWI's bankruptcy filing. The Company has signed a letter of intent to sell its interest in the EPC construction contract related to the Puerto Rico project and intends to dispose of its construction subsidiary in 1997. There can be no assurance that the construction subsidiary will be successful in selling its interest in the EPC contract or disposing of its remaining assets.

     Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through additional asset sales.

     There can be no assurances that asset sales will be consummated or that substantial proceeds will be received. If the Company is unable to sell assets its liquidity will be further constrained. Management believes that such sales even if consummated will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. It is expected that all proceeds received from asset sales will be used in operations or paid to creditors. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in its only active development project, the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the periods ended June 28, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves the sale of the Company's development subsidiary's interest in the Puerto Rico project and its construction subsidiary's interest in the Puerto Rico construction contract for which it expects to receive substantial cash proceeds. There can be no assurance that the Company will be successful in implementing its plans, that the sales of the Puerto Rico construction contract and/or interests in the Puerto Rico project will be consummated, that substantial proceeds will be received, or that the Company will continue as a going concern. Management believes that such sales even if consummated will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. The Company believes that any proceeds received from asset sales will be used in operations or paid to creditors. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in its only active development project, the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

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

                                          KENETECH Corporation




                                       By:
      Date:  August 8, 1997                 Mark D. Lerdal
                                            President, Chief Executive Officer,
                                             and Director




                                       By:
      Date:  August 8, 1997                 Nicholas H. Politan
                                            Chief Financial Officer, Vice
                                             President, and Assistant Secretary




                                       By:
      Date:  August 8, 1997                 Mervin E. Werth
                                            Corporate Controller, Chief
                                             Accounting Officer, and Assistant
                                             Treasurer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                       KENETECH Corporation




                                       By: /s/  Mark D. Lerdal
      Date:  August 8, 1997                Mark D. Lerdal
                                           President, Chief Executive Officer,
                                            and Director




                                       By: /s/   Nicholas  H. Politan
      Date:  August 8, 1997                Nicholas H. Politan
                                           Chief Financial Officer, Vice
                                            President, and Assistant Secretary




                                       By: /s/  Mervin E. Werth
      Date:  August 8, 1997                Mervin E. Werth
                                           Corporate Controller, Chief
                                            Accounting Officer, and Assistant
                                            Treasurer