Form 10-Q
period 1997-09-27
KENETECH CORP
filed 1997-11-07
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the thirty-nine weeks ended September 27, 1997

                                or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

On October 31, 1997, there were 36,829,618 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Part I

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              thirteen weeks ended September 27, 1997 and
              September 30, 1996 .......................................... 4

            Consolidated Statements of Operations for the
              thirty-nine weeks ended September 27, 1997
              and September 30, 1996 ...................................... 5

            Consolidated Balance Sheets, September 27, 1997 and
              December 31, 1996 ........................................... 6

            Consolidated Statement of Stockholders' Deficiency for
              the thirty-nine weeks ended September 27, 1997 .............. 7

            Consolidated Statements of Cash Flows for the thirty-nine
              weeks ended September 27, 1997 and September 30, 1996 ....... 8

            Notes to Consolidated Financial Statements .................  9 - 19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................... 20 - 26


Part II

Item 1.  Legal Proceedings.                                                 27
Item 3.  Defaults Upon Senior Securities.                                   27

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     for the thirteen weeks ended September 27, 1997 and September 30, 1996
               (unaudited, in thousands, except per share amounts)

                                                 September 27,    September 30,
                                                     1997             1996
                                                 (see Note 1)     (see Note 1)
                                                 -------------    -------------
Revenues:
  Construction services .........................$       7,349    $      12,681
  Energy sales ..................................          330            2,004
  Maintenance, management fees and other ........          945            1,555
  Windplant sales ...............................           --              215
                                                 -------------    -------------
    Total revenues ..............................        8,624           16,455

Costs of revenues:
  Construction services .........................        8,108           13,133
  Energy plant operations .......................        4,470            2,905
  Windplant sales ...............................           --              175
                                                 -------------   --------------
    Total costs of revenues .....................       12,578           16,213

Gross margin (Excess of expenses over revenues)..       (3,954)             242

Project development and marketing expenses ......            8              104
General and administrative expenses .............        2,239            6,404
                                                 -------------   --------------

Loss from operations ............................       (6,201)          (6,266)

Interest income .................................          235              159
Interest expense ................................       (4,721)          (4,096)
Equity income (loss) of unconsolidated affiliates          144              (46)
Gain on disposition of subsidiaries and assets ..          293               94
                                                 -------------   --------------

Loss before taxes ...............................      (10,250)         (10,155)
Income tax provision.............................           --               --
                                                 -------------   --------------
      Net loss ..................................$     (10,250)  $      (10,155)
                                                 =============   ==============
Net loss per common share -
  Primary and Fully diluted                      $       (0.34)  $        (0.33)

Weighted average number of common shares
  used in computing per share amounts -
  Primary and Fully diluted                             36,830           36,827



                   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    for the thirty-nine weeks ended September 27, 1997 and September 30, 1996
               (unaudited, in thousands, except per share amounts)

                                                 September 27,    September 30,
                                                     1997             1996
                                                 (see Note 1)     (see Note 1)
                                                 -------------    -------------
Revenues:
  Construction services .........................$      28,880    $      36,074
  Energy sales ..................................        3,170           12,188
  Maintenance, management fees and other ........        1,472           16,062
  Windplant sales ...............................           --            7,157
  Interest on partnership notes and funds in
    escrow.......................................           --            1,125
  Energy management services ....................           --            1,047
                                                 -------------    -------------
    Total revenues ..............................       33,522           73,653

Costs of revenues:
  Construction services .........................       29,496           33,281
  Energy plant operations .......................        7,726           27,175
  Windplant sales ...............................           --            4,147
  Energy management services ....................           --              250
                                                 -------------   --------------
    Total costs of revenues .....................       37,222           64,853

Gross margin (Excess of expenses over revenues)..       (3,700)           8,800

Project development and marketing expenses ......           34            4,626
Engineering expenses ............................           --            4,205
General and administrative expenses .............       10,514           21,991
                                                 -------------   --------------
Loss from operations ............................      (14,248)         (22,022)

Interest income .................................          810              933
Interest expense ................................      (12,481)         (14,883)
Equity income (loss) of unconsolidated affiliates          133             (136)
Gain on disposition of subsidiaries and assets ..          756              160
                                                 -------------   --------------

Loss before taxes ...............................      (25,030)         (35,948)

Income tax provision.............................           --           23,393
                                                 -------------   --------------
      Net loss ..................................$     (25,030)  $      (59,341)
                                                 =============   ==============

Net loss per common share -
  Primary and Fully diluted                      $       (0.85)  $        (1.79)

Weighted average number of common shares
  used in computing per share amounts -
  Primary and Fully diluted                             36,830           36,764




                   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                      September 27, 1997 and December 31, 1996
                 (unaudited, in thousands, except share amounts)

                                     ASSETS

                                                  September 27,    December 31,
                                                      1997            1996
                                                  ------------     ------------

Current assets:
   Cash and cash equivalents .....................$     10,167     $     17,208
   Funds in escrow, net ..........................       2,896            5,221
   Accounts receivable ...........................       8,619           17,940
   Inventories ...................................         135              135
   Investment in power plant held for sale .......      18,975           19,209
   Deferred tax assets, net ......................       4,300            4,300
   Other .........................................       2,189            3,986
                                                  ------------     ------------
Total current assets .............................      47,281           67,999
Property, plant and equipment, net ...............      19,239           24,735
Power plants under development ...................      19,546           11,507
Investments in affiliates ........................          --               32
Deferred tax assets, net .........................      13,613           13,613
Other assets .....................................       2,930            5,425
                                                  ------------     ------------
      Total assets ...............................$    102,609     $    123,311
                                                  ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable ..............................$     19,704     $     18,841
   Bank loan payable .............................      20,900           18,860
   Accrued interest ..............................      23,232           13,462
   Accrued liabilities ...........................      15,088           21,010
   Debt associated with power plant held for sale.      16,248           16,578
   Other notes payable ...........................      18,677           20,165
   Senior secured notes payable ..................      99,105           99,005
   Accrued losses on contracts ...................       1,944            1,699
   Accrued dividends on preferred stock ..........      16,056            9,633
                                                  ------------     ------------
     Total current liabilities ...................     230,954          219,253

Accrued losses on contracts ......................          --              897
Other long-term obligations ......................       1,008            1,061
                                                  ------------     ------------
    Total liabilities ............................     231,962          221,211

Commitments and contingencies
Stockholders' deficiency: Convertible preferred
 stock - 10,000,000 shares authorized, $.01 par
 value; issued and outstanding 102,492, $119,829
 liquidation preference ..........................      99,561           99,561

 Common stock - 110,000,000 shares authorized,
 $.0001 par value; 36,829,618 issued and
 outstanding in 1997 and at December 31, 1996 ....           4                4
   Additional paid-in capital ....................     129,798          136,221
   Cumulative foreign exchange ...................          35               35
   Accumulated deficit ...........................    (358,751)        (333,721)
                                                  ------------     ------------
    Total stockholders' deficiency ...............    (129,353)         (97,900)
                                                  ------------     ------------
      Total liabilities and
       stockholders' deficiency ..................$    102,609     $    123,311
                                                  ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY for the thirty-nine weeks ended September 27, 1997
                 (unaudited, in thousands, except share amounts)

                                                                                  Effect of
                                Convertible        Common Stock      Additional   Cumulative
                              Preferred Stock         Series A       Paid-In      Foreign       Accumulated
                              Shares    Amount   Shares      Amount  Capital      Exchange        Deficit    Total


Balance, December 31, 1996    102,492   $99,561  36,829,618  $ 4     $136,221     $35           $(333,721)   $ (97,900)
  Preferred stock dividends     ---       ---       ---      ---       (6,423)     --               ---         (6,423)
  Net loss                      ---       ---       ---      ---        ---        --             (25,030)     (25,030)
                              -------   -------  ----------  ---     --------     ---           ---------    ---------
Balance, September 27, 1997   102,492   $99,561  36,829,618  $ 4     $129,798     $35           $(358,751)   $(129,353)
                              =======   =======  ==========  ===     ========     ===           =========    =========


                   The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   for the thirty-nine weeks ended September 27, 1997 and September 30, 1996
                            (unaudited, in thousands)


                                                 September 27,    September 30,
                                                     1997             1996
                                                 (see Note 1)     (see Note 1)
                                                 -------------    -------------

Cash flows from operating activities:
Net loss ........................................$     (25,030)   $     (59,341)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Deferred income taxes ..........................           --           23,393
 Depreciation, amortization and other ...........          772            2,303
 Write off of fixed assets.......................        3,685               --
 Accrued, but not paid, interest.................       11,828           12,477
   Changes in assets and liabilities:
    Funds in escrow, net ........................        2,325            3,127
    Accounts receivable .........................        9,216           23,749
    Partnership notes and interest
     receivable, net ............................           --              290
    Inventories .................................           --            1,694
    Power plants under development ..............       (8,039)          (5,613)
    Other assets ................................        3,016           (1,469)
    Accounts payable and accrued liabilities ....       (5,059)         (12,721)
    Estimated warranty costs ....................           --           (1,491)
    Accrued loss on contracts ...................         (652)          (2,157)
                                                  ------------    -------------
     Net cash used in operating activities ......       (7,938)         (15,759)

Cash flows from investing activities:
 Marketable securities:
  Sales .........................................           --            3,536
  Purchases .....................................           --           (3,536)
 Additions to property, plant and equipment .....           --             (486)
 Proceeds from sales of subsidiaries and assets..        1,304            8,115
 Proceeds from sale of partnership interest in
  cogeneration facility .........................           --              200
 Investments in affiliates:
  Contributions .................................           --           (1,814)
  Distributions .................................           14              530
 Sale of affiliate...............................           16               --
                                                  -------------    ------------
     Net cash provided by investing activities ..        1,334            6,545

Cash flows from financing activities:
 Proceeds from other notes payable ..............        1,430              166
 Payments on other notes payable ................       (1,867)          (5,122)
 Proceeds from bank loan ........................           --           18,816
 Payments on bank loan borrowings ...............           --           (5,000)
 Proceeds from issuance of common stock, net ....           --              234
                                                 -------------    -------------
     Net cash (used in) provided by
       financing activities .....................         (437)           9,094
                                                 -------------    -------------

Decrease in cash and cash equivalents............       (7,041)            (120)
   Cash and cash equivalents at
    beginning of period .........................       17,208           16,842
                                                 -------------    -------------
   Cash and cash equivalents at
    end of period ...............................$      10,167    $      16,722
                                                 =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation and its consolidated subsidiaries (the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1996. These interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year. The Company's thirteen weeks represent thirteen weeks of operations; accordingly the third quarters of 1997 and 1996 ended September 27, 1997 and September 30, 1996, respectively.

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of September 27, 1997 and December 31, 1996 and for the periods ending September 27, 1997 and September 30, 1996, have been prepared assuming the Company will continue as a going concern (see Note
     3). Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying September 27, 1997 and December 31, 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows. KWI 1996 operations through May 29, 1996 reflect an excess of expenses over revenues of $164,000.

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

     Inventories: Inventories are stated at the lower of cost or market, principally using the average-cost method (See Note 10).

     Power Plant Held for Sale: Power plant held for sale represents the Company's share of a completed power plant (see Note 11).

     Power Plants Under Development: Power plants under development include project development costs, representing preconstruction costs incurred to complete the design of an independent power plant in late stage development in Puerto Rico, to secure the necessary permits, to negotiate the contracts to construct and operate the project, to obtain construction financing and for other development services. Project development costs are capitalized once a project has reached the design and permitting stage and the Company has obtained a power purchase agreement or other enforceable right to sell power. Such capitalized development costs are transferred to construction in progress after construction begins. When it is probable that future projects will not be completed or costs may not be recovered, such costs are written off or reserved for. As of September 27, 1997 and December 31, 1996 the Company's only project under active development was the Puerto Rico project.

     Other Assets: Other assets include debt issuance costs of $2,365,000 at September 27, 1997 and $3,860,000 at December 31, 1996 which are amortized on a straight-line basis over the term of the related debt. Such amortization expense was $817,000 and $1,469,000 respectively for the first thirty-nine weeks of 1997 and 1996.

 3.  Liquidity and Going Concern

     The consolidated financial statements as of and for the periods ending September 27, 1997, September 30, 1996 and December 31, 1996 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in the first thirty-nine weeks of 1997 and for the year ending December 31, 1996, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     The Company's construction subsidiary has agreed to sell its interests in the Puerto Rico project construction contracts for approximately $18,000,000. The Company received an initial payment of $1,000,000 in the third quarter and will receive the balance when (1) the authorization to begin construction is given ("Notice to Proceed"), (2) the project has binding financing commitments, and (3) the project has made the first milestone payment. The buyer may cancel this agreement between December 15, and December 19, 1997 if the "Notice to Proceed" has not been issued by December 15, 1997 or if the project is canceled before the "Notice to Proceed" is issued.

     Management's plan to address its liquidity involves the sale by subsidiaries of their remaining respective interests in the Puerto Rico project for which the Company expects to receive substantial cash proceeds. There can be no assurance that the Company will be successful in implementing its plan, that the sales of the interests in the Puerto Rico project will be consummated, that substantial proceeds will be received, or that the Company will continue as a going concern. Management believes that such sales even if consummated will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. The Company believes that any proceeds received from asset sales will be used in operations or paid to creditors. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in the Puerto Rico project (the Company's only active development project), the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

 4.  Construction Subsidiary

     The Company has announced its intention to dispose of its construction subsidiary, CNF Industries, Inc. ("CNF") and, in fact, has sold substantially all of its assets.(see Note 3) The Company continues to own the common stock of CNF and controls its operations; therefore, the consolidated financial statements continue to reflect the consolidation of the assets, liabilities, revenues and expenses of CNF. At September 27, 1997 the Company had not completed the disposition of CNF, therefore the Company's financial statements do not include any adjustment or reserves that might result from the disposition. The Company's consolidated statement of operations for the thirty-nine weeks ended September 27, 1997 and consolidated balance sheet as of September 27, 1997 include the following amounts relating to CNF:

                   Thirty-nine weeks ended September 27, 1997
                               (in thousands)

                  Revenues ...........................$ 28,880
                   Costs of revenues ................. (29,496)
                                                      --------
                    Excess of expenses over revenues..    (616)
                   General and administrative expenses   5,230
                                                      --------
                  Loss from operations ...............  (5,846)
                     Other ..........................     (373)
                                                      --------
                  Loss before income taxes .........  $ (6,219)
                                                      ========

                                        As of
                                 September 27, 1997
                                   (in thousands)

     Assets:                           Liabilities and owner's deficiency:
      Current assets        $10,045     Current liabilities            $28,684
      Property plant and                 Long term liabilities           1,008
        equipment             2,882     Owner's deficiency             (16,255)
     Other long term assets     510
                            -------                                    -------
       Total assets         $13,437      Total liabilities and equity  $13,437
                            =======                                    =======

     As mentioned above in Note 3, CNF has agreed to sell its interests in the Puerto Rico project construction contracts and the Company received an initial payment of $1,000,000 in the third quarter. The $1,000,000 is refundable if the sale is canceled. The Company has recognized no income on this transaction.

     As previously mentioned, the Company intends to dispose of its construction subsidiary following the completion of the above-described transactions; however, there can be no assurance that the Company will be successful in disposing of CNF's remaining assets.

 5.  Net Loss Per Share

     Net loss per share amounts for the periods ending September 27, 1997 and September 30, 1996 were calculated as follows:


                                                                   Primary and Fully Diluted
                                                            (in thousands, except per share amounts)
                                                   Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                               September 27,   September 30,    September 27,    September 30,
                                                   1997            1996             1997             1996
                                               -------------   -------------    -------------    -------------

     Net loss                                  $     (10,250)  $     (10,155)   $     (25,030)   $     (59,341)
     Less preferred stock dividends                   (2,141)         (2,141)          (6,423)          (6,423)
                                               -------------   -------------    -------------    -------------
     Net loss used in per share calculations   $     (12,391)  $     (12,296)   $     (31,453)   $     (65,764)
                                               =============   =============    =============    =============
     Weighted average shares used in per share
     calculations                                     36,830          36,827           36,830           36,764
                                               =============   =============    =============    =============
     Net loss per share                        $       (0.34)  $       (0.33)   $       (0.85)   $       (1.79)
                                               =============   =============    =============    =============

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


 6.  Cash Flow Information

     Short term investments purchased with original maturities of three months or less are considered cash equivalents. Additional cash flow information is presented below:
                                               September 27,    September 30,
                                                   1997             1996
                                               -------------    -------------
                                                        (in thousands)
     Supplemental cash flow information:
     Cash paid (received) for:
       Income taxes paid ......................$         145    $          45
       Income taxes refunded ..................          (38)            (420)
                                               -------------    -------------
     Net cash flow from income taxes ..........$         107    $        (375)
                                               =============    =============
     Interest activity:
      Interest paid ...........................$       1,146    $       4,156
      Capitalized interest ....................       (1,962)            (587)
      Interest accrued but not paid, net ......       11,911           12,477
      Interest paid but accrued in prior
       periods ................................          (83)          (1,555)
      Amortization of deferred financing costs.        1,469              392
                                               -------------    -------------
       Interest expense .......................$      12,481    $      14,883
                                               =============    =============

     Capitalized interest charged to costs of revenues was $1,962,000 for the thirty-nine weeks ended September 27, 1997 and $587,000 for the comparable 1996 period.

 7.  Funds in Escrow

     The Company has various debt and other agreements which have escrow fund requirements and certain debt service payments are made from these escrow accounts. The escrow account balances at September 27, 1997 and December 31, 1996 were as follows:

                                              September 27,    December 31,
                                                  1997             1996
                                              -------------    ------------
                                                      (in thousands)

       Other notes payable                    $       1,094    $      1,581
       Letters of credit collateral                     150           1,086
       Project collateral                             1,652           2,554
                                              -------------    ------------
                                              $       2,896    $      5,221
                                              =============    ============

     As of September 27, 1997, funds in escrow were invested in short-term cash investments with interest rates ranging from zero to 5.1%. As previously discussed, KWI's funds in escrow are not reflected in either the September 27, 1997 or the December 31, 1996 balance sheet.

 8.  Accounts Receivable

     Accounts Receivable: Accounts receivable at September 27, 1997 and December 31, 1996 consisted of:

                                             September 27,    December 31,
                                                 1997             1996
                                             -------------    ------------
                                                     (in thousands)
       Contracts - Billed:
        Completed contracts .................$         366    $      1,981
        Contracts in progress ...............        3,146           9,106
        Retained ............................        1,887           2,216
       Contracts - Unbilled .................        2,873           2,782
       Operations and other .................          347           1,855
                                             -------------    ------------
                                             $       8,619    $     17,940
                                             =============    ============

     At September 27, 1997 and December 31, 1996 billed and unbilled receivables did not include any amounts from related parties. Operations and other receivables include $33,000 from related parties at December 31, 1996. As previously discussed, receivables of KWI are not reflected in the accompanying September 27, 1997 and December 31, 1996 balance sheets.

     A summary of costs incurred and estimated earnings on uncompleted contracts at September 27, 1997 and December 31, 1996 is as follows:

                                             September 27,    December 31,
                                                 1997             1996
                                             -------------    ------------
                                                      (in thousands)
      Costs incurred and estimated earnings
      on uncompleted contracts ............  $     183,371    $    151,850
       Billings to date ...................        182,322         157,346
                                             -------------    ------------
                                             $       1,049    $     (5,496)
                                             =============    ============

     Such amounts were included in the consolidated balance sheets at September 27, 1997 and December 31, 1996 as follows:

                                             September 27,    December 31,
                                                 1997             1996
                                             -------------    ------------
                                                    (in thousands)
     Costs incurred and estimated earnings
      in excess of billings on uncompleted
      contracts (accounts receivable) ...... $       2,873    $      2,782
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts (accrued liabilities) ......        (1,824)         (8,278)
                                             -------------    ------------
                                             $       1,049    $     (5,496)
                                             =============    ============

 9.  Property, plant and equipment

     Property, plant and equipment at September 27, 1997 and December 31, 1996 consisted of:

                                            September 27,    December 31,
                                                 1997             1996
                                            -------------    ------------
                                                    (in thousands)
     Land...................................$         580    $        580
     Buildings and improvements.............        2,217           2,966
     Cogeneration facility..................       22,282          26,467
     Machinery, equipment and other.........        3,751           6,122
                                            -------------    ------------
                                                   28,830          36,135
     Less accumulated depreciation..........        9,591          11,400
                                            -------------    ------------
                                            $      19,239    $     24,735
                                            =============    ============

     On June 13, 1997, the Company's cogeneration facility in Hartford, Connecticut experienced the failure of a combustion turbine. On July 28, 1997 the second turbine failed leaving the plant inoperable. Both failures were force majeure events and catastrophic in nature. The cost of repairing the individual units is prohibitive. Additionally, there are no lease engines available for short term installation. An expense of approximately $3.0 million was recorded to write-off these two turbines. The Company is assembling one operational turbine from the serviceable parts of the two failed turbines. Currently, no energy sales are being generated by the facility. Upon installation of the repaired unit, the facility is expected to produce approximately half of its rated capacity. The Company has requested additional funding from the lender to the facility to purchase two new units. If financing does not become available for the two new turbines and management cannot develop any other solutions, the estimated future cash flows would indicate that the facility (net book value of $15,827,000) was an impaired asset indicating the need for a write-down.

10.  Inventories

     Inventories (in thousands) at September 27, 1997 and December 31, 1996 consisted of:

                                                September 27,    December 31,
                                                    1997             1996
                                                -------------    ------------
                                                         (in thousands)

     Unassembled parts and supplies             $         135    $        135
                                                =============    ============

     Unassembled parts and supplies consists of fuel and maintenance parts for the Company's wholly-owned cogeneration facility in Hartford, Connecticut.

11. Investment in Power Plant Held for Sale and Debt Associated With Power Plant Held for Sale

     Investment in power plant held for sale at September 27, 1997 and December 31, 1996 consisted of:

                                                 September 27,    December 31,
                                                     1997             1996
                                                 -------------    -----------
                                                         (in thousands)

       Chateaugay power plant                   $       18,975    $     19,209
                                                ==============    ============

     The Company owns a 50% ownership interest in a 17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September 1993. Debt associated with this project held for sale at September 27, 1997 and December 31, 1996 consisted primarily of tax-exempt bonds. In July 1991, the Company entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the "Authority") whereby the Authority loaned the Company the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 to finance the construction of the Chateaugay project. The bonds are due July 1, 2021. As the Partnership makes sinking fund payments, the Company reduces its pro rata 50% share of the debt. Accordingly, $16,248,000 was outstanding at September 27, 1997. Additionally, the Company has borrowed $1,113,000 against its equity in this project as of September 27, 1997. Another of the Company's subsidiaries which supplied waste wood to the power plant has received a notice of default under a contract with a waste wood supplier. The Company has guaranteed the subsidiary's performance under such contract.

12.  Bank Loan Payable

     On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the Puerto Rico project being developed by the Company's development subsidiary and affiliates of Enron Corporation. Amounts borrowed under this agreement bear interest at the 90 day LIBOR plus 7.5%. This rate can change when the project reaches certain milestones. The 90 day LIBOR rate was 5.7% at September 27, 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in this thermal power plant. No further funds are available under this agreement because the remaining funding capacity accommodates accrued and unpaid interest for the remaining term of the loan. The outstanding balance on this bank loan was $20,900,000 at September 27, 1997.

13.  Other Notes Payable

     Other notes payable at September 27, 1997 and December 31, 1996 consisted of the following:

                                                                                                 September 27,     December 31,
                                                                                                     1997             1996
                                                                                                 -------------     ------------
                                                                                                          (in thousands)
     Note bearing interest at 11.3%, due in equal annual installments of principal and interest through 2002, collateralized by the cogeneration facility in Hartford,
     Connecticut owned by the Company and requiring an escrow account.                           $       8,000     $      8,667

     Borrowings under a $5,000,000 revolving credit agreement bearing interest at 1% above
     the bank's prime rate through April 30, 1997.(1)                                                      166              166

     Borrowings under a $7,500,000 term loan agreement bearing interest at 2% above the bank's prime rate due in quarterly installments of $267,857 plus interest through
     December 31, 2000 and $1,578,860 due on March 31, 2001.(1)                                          5,864            6,351

     Borrowings under a $4,400,000 revolving loan agreement, interest rate selected by the
     Company from specified alternatives (7.5% and 7.4% at September 27, 1997 and December
     31, 1996, respectively), payable semi-annually, collateralized by land, building and
     equipment.(1)                                                                                       3,481            3,645

     Borrowings under a $1,200,000 loan agreement, due in 1999 bearing interest at prime
     plus 3% (11.25% at September 27, 1997 and December 31, 1996). (2)                                    1,113              641

     Notes bearing interest at 7.0% due through 1999.(3)                                                     7              504

     Other obligations bearing interest at 9.9% due through 1999, collateralized by equipment.              46              191
                                                                                                  ------------    -------------
                                                                                                  $     18,677    $      20,165
                                                                                                  ============    =============

     (1)  Facility associated with the Company's construction subsidiary. See discussion below regarding defaults.
     (2)  Related to the Company's 'Investment in Power Plant Held for Sale'.
     (3)  The Company did not make the required principal and interest payment on December 1, 1996 and certain holders of the notes notified the Company of their intention to accelerate the obligation to pay the unpaid balance of the notes plus accrued interest. On February 21, 1997, the Company paid $322,000 in full settlement of $460,000 of unpaid principal and interest.  In September 1997, the Company paid $36,000 in full settlement of $67,000 of unpaid principal and the notes' related unpaid interest.

     The Company maintained a revolving credit agreement for working capital purposes which was due to expire on May 30, 1996. This agreement required the Company to meet certain financial ratios, net worth tests and indebtedness tests. In April 1996 the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary (CNF) through April 30, 1997. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the $5,000,000 outstanding at March 30, 1996 and to provide cash collateral for up to $2,500,000 in outstanding letters of credit. The loan becomes immediately payable upon the disposition of CNF. The agreement requires CNF to meet certain net worth, financial ratio and debt service coverage tests. At September 27, 1997 and December 31, 1996 CNF was not in compliance with these covenants. The bank has issued a notice of default letter which states that due to KWI's bankruptcy filing and certain covenant violations it would not make any further advances under the revolving credit agreement. CNF is prohibited from transferring cash to KENETECH Corporation by provisions of this line of credit. CNF's cash and cash equivalents totaled $1,255,000 at September 27, 1997. As of May 27, 1997, the Company and its bank entered into a forbearance agreement which defers some repayments until certain events transpire and which requires repayment in full once CNF has received payment from the sale of its interests in the construction contracts for the Puerto Rico project.

     Certain of the debt agreements provide events of default including provisions which allow the lenders to accelerate repayment of the debt should other debt of the Company experience an event of default which would cause such other debt to be accelerated. Because of these provisions all other notes payable are classified as current in the accompanying September 27, 1997 and December 31, 1996 balance sheets.

14.  Senior Secured Notes Payable

     In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $895,000 at September 27, 1997. Interest on these notes is due June 15 and December 15 of each year. The Notes are redeemable, at the option of the Company, beginning December 15, 1997 at 106% of par, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payments of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates.

     The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. The Company has not paid an interest payment since December 15, 1995 and is in default. The debt is classified as a current liability. The Company has accrued unpaid interest on these notes of $23,015,000 as of September 27, 1997.

15.  Convertible Preferred Stock

     In May and June 1994, the Company sold 102,494 shares of a 8 1/4% convertible preferred stock with a stated value of $1,012.50 per share resulting in net proceeds of approximately $99,561,000 after unwriting discount and expenses. Dividends are cumulative from the date or original issuance and are payable quarterly in arrears, when and as declared by the Company's board of directors. The voluntary and involuntary liquidation value of each preferred share is equal to the stated value plus unpaid dividends. Preferred stockholders have the same voting rights as common stocjholders at the rate of 40 votes per preferred share.

     The holders of the preferred stock may convert their shares into common stock at any time at the rate of 41.665 common shares for each preferred share. The preferred stock is not convertible by the Company prior to May 15, 1997. However, after that date and prior to May 15, 1998, the Company may convert the preferred stock and should be expected to do so if the then current market value exceeds the call price as defined. At such time the preferred shareholder would receive the number of common shares equal to the call price (initially $1,033.40, declining ratably to $1,012.50) divided by the market price of the common stock, but in no event fewer than
     41.665 common shares for each share of preferred stock. If not previously converted, on May 14, 1998, each preferred share will mandatorily convert into 50 shares of common stock and the right to receive cash in an amount equal to all accrued and unpaid dividends.

     The preferred stock is held by a depositary and 5,124,600 depositary shares have been issued. Each depositary share represents one-fiftieth of a preferred share, with the holder entitled, proportionately, to all the rights and preference of the underlying preferred stock.

16.  Contingencies

     Shareholders' Litigation: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson) in the United States District Court for the Northern District of California alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleged claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

     In separate orders dated March 24, 1997 and April 16, 1997, the Court granted plaintiffs' motion for certification of a plaintiff class consisting of all persons or entities who purchased KENETECH common stock between September 21, 1993 and August 8, 1995 or KENETECH depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and denied without prejudice plaintiffs' motion for certification of an underwriter defendant class. The plaintiffs recently filed a Third Amended Complaint adding additional plaintiffs alleged to have claims based on
     Section 11 of the Securities Act of 1933. On October 15, 1997, the Court issued an order certifying a plaintiff and defendant underwriter class as to the Section 11 claim. There have been two unsuccessful attempts at mediation to settle the action. The Company intends to continue to contest the action vigorously.

     Tennessee Pipeline Litigation: On January 6, 1996, a breach of contract action was filed in the Superior Court for Middlesex County, Massachusetts, by Tennessee Gas Pipeline Company ("Tennessee") against Pepperell Power Associates Limited Partnership (the "Pepperell Partnership"), its general partner, KES Pepperell, Inc. (each in whole or in part directly or indirectly owned by KENETECH Energy Systems, Inc. ("KES"), a wholly-owned subsidiary of the Company), and its other general partner, in connection with the termination of a natural gas transportation agreement, seeking to recover alleged unpaid charges of approximately $1,800,000. KES Pepperell, Inc. has filed a counterclaim in the action. On December 2, 1996, Tennessee filed another action in the Superior Court for Middlesex County, Massachusetts, against KES Pepperell, Inc. and KES, among others, seeking to recover an $810,000 payment made to the Pepperell Partnership plus treble damages and attorneys' fees. In June 1997 a tentative settlement was reached with Tennessee which included resolution of claims involving Flagg Energy Development Corporation ("Flagg"), a wholly-owned subsidiary of KES, which obtains gas transportation services from Tennessee for the Hartford Hospital co-generation plant. The settlement was to be finalized and executed by July 15, 1997, but was not finalized or executed by that date due to Tennessee's delay. On July 16, 1997, in a pending appeal involving the gas transportion service described above for the Hartford cogeneration facility, the Federal Energy Regulatory Commission ordered Tennessee to refund in excess of $2,500,000 to Flagg. After a request for a re-hearing by Tennessee, FERC ordered payment of the refund by Tennessee within 30 days. Tennessee filed a motion seeking an emergency order to compel KES and its subsidiaries to effect the tentative settlement. On October 31, 1997, the parties entered into a new tentative settlement. The Company has not recorded any amounts related to the refund.

     On September 30, 1997 Tennessee filed a complaint in the district court of Harris County, Texas, against KES and FEDCO, alleging essentially the same causes of action as in the above-described litigation and seeking to enforce the tentative settlement. This action was also part of the aforementioned tentative settlement entered into on October 31, 1997.

     Puerto Rico Litigation: On March 13, 1997, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (the Appellants) timely filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them on January 21, 1997, in the Ponce Superior Division of the Court of First Instance of Puerto Rico (the trial court) (No. JPE 96-0345) dismissing Appellants' complaint against the Puerto Rico Electric Power Authority ("PREPA") requesting injunctive and declaratory relief. Appellants are environmental groups, citizens and the union which represents PREPA's electrical workers; they had brought their civil action challenging the procedure used by PREPA to select two independent power producers (one of which is the Company's wholly-owned development subsidiary) to design, finance, construct, own and operate the Puerto Rico project. The trial court held that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. The partnership which holds the power purchase agreement for the Puerto Rico project intervened in the action before the trial court and intends to contest the action vigorously.

     Enercon Litigation: In 1996, Enercon GmbH ("Enercon") filed suit against the Company, individual officers of the Company and/or KENETECH Windpower, Inc. ("KWI"), and KWI's expert witness in proceedings before the U.S. International Trade Commission, for alleged misconduct related to patent infringement proceedings instituted by KWI against Enercon. In its suit, Enercon alleges malicious prosecution, patent misuse and anti-trust violations. Upon motion of the defendants, this suit has been stayed by the Federal District Court pending the outcome of related litigation.

     Westinghouse Litigation: C. N. Flagg Incorporated, a wholly-owned subsidiary of CNF Industries, Inc., has instituted legal proceedings against Westinghouse Electric Corporation ("Westinghouse") in the U.S. Federal District Court in Minnesota to recover $6.0 million as compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. Westinghouse has filed a counter-claim for $2.6 million alleging overpayment. C. N. Flagg has filed a motion for summary judgment that has not yet been decided. The Company has not recorded any amounts related to this litigation.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

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

     The Company develops, constructs, finances, sells and operates and manages independent power projects. A wholly-owned development subsidiary is a joint venture partner with an affiliate of Enron Corporation in a project in late stage development in Puerto Rico. The project is a natural gas cogeneration facility of approximately 500 MW and associated liquefied natural gas facility which will produce electricity to be sold to Puerto Rico Electric Power Authority pursuant to a 22 year Power Purchase Agreement dated March 10, 1995 as amended.

     The power plant will be a combined cycle cogeneration facility consisting of two combustion turbines capable of operating on LNG, LPG, or fuel oil to generate electricity, and is expected to produce approximately 4 million Mwh of electricity annually under baseload conditions. Steam generated will also be used to convert sea water into fresh water in a desalination plant, which is expected to produce approximately 4 million gallons of potable water per day, of which approximately 1 million gallons per day will be required by the project, with the remainder being available for sale to local entities. This is the only project the Company (through its wholly-owned development subsidiary) has in active development. The Company's wholly-owned development subsidiary intends to sell its interest in this project.

     One of the Company's subsidiaries is a general contractor which has constructed independent power projects since 1988. This subsidiary competes for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company has constructed all of the thermal energy power projects it developed and more recently constructed all of the Windplants it developed. Substantially all construction work performed by the Company for third parties was competitively bid and most was performed under turnkey contracts. This construction subsidiary had a joint venture interests in the construction contracts for the Puerto Rico project described above. The Company has signed an agreement to sell its interests in these construction contracts and intends to dispose of its construction subsidiary. The chapter 11 filing of KWI discussed below has materially adversely affected the Company's construction subsidiary and its ability to procure contracts.

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the thirteen weeks ending September 27, 1997 and September 30, 1996 have been prepared assuming the Company will continue as a going concern (see Note 3). As mentioned previously, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded at zero in "Investments in Affiliates" in the accompanying September 27, 1997 and December 31, 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in the 1996 consolidated statement of operations and cash flows.

     The Company incurred a net loss for the first thirty-nine weeks of 1997 of $25.0 million as compared to a net loss for the first thirty-nine weeks of 1996 of $59.3 million. This does not indicate an improvement in the Company's prospects. Instead this loss reflects the elimination of activities associated with divested subsidiaries and divisions and KWI. In 1997 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.


     THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996

     The following table sets forth the Company's revenues, costs, and gross margin in millions of dollars derived from its products and services for the periods.

                                                         Thirteen Weeks Ended
                                         September 27, 1997              September 30, 1996
                                      --------------------------      --------------------------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................
  Construction services ...........   $    7.3  $   8.1  $  (0.8)     $   12.7  $  13.1  $  (0.4)

  Energy sales (1) ................        0.3      N/A      0.3           2.0      N/A      2.0
  Maintenance, management
   fees and other (1)..............        1.0      N/A      1.0           1.6      N/A      1.6
  Energy plant operations (1)......        N/A      4.5     (4.5)          N/A      2.9     (2.9)
                                      --------  -------  -------      --------  -------  -------
      Total energy plant operations        1.3      4.5     (3.2)          3.6      2.9      0.7

  Windplant sales .................         --       --       --           0.2      0.2      ---
                                      --------  -------  -------      --------  -------  -------
 Total ............................   $    8.6  $  12.6  $  (4.0)     $   16.5  $  16.2  $   0.3
                                      ========  =======  =======      ========  =======  =======

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

                                       21

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $7.3 million for the thirteen weeks ended September 27, 1997 from $12.7 million for the comparable period in 1996 due to the continued work-off of existing back-log. The Company is currently only actively working on two remaining projects. The Company incurred expenses in excess of revenues of $800 thousand for the thirteen weeks ended September 27, 1997 compared to $400 thousand for the comparable period in 1996 due to increases in total estimated costs on one of its construction projects. The Company intends to dispose of its construction business.

     Energy plant operations experienced an excess of expenses over revenues of $3.2 million in the thirteen weeks ended September 27, 1997 compared to a gross margin of $700 thousand in the comparable 1996 period because in June and July of 1997 the Company's cogeneration facility experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units is prohibitive. Additionally, there are no lease engines available for short term installation. An expense of approximately $3.0 million was recorded in energy plant operations to write-off these two turbines. The Company is assembling one operational turbine from the serviceable parts of the two failed turbines. Currently, no energy sales are being generated by the facility. Upon installation of the repaired unit, the facility is expected to produce approximately half of its rated capacity. The Company has requested additional funding from the lender to the facility to purchase two new units. If financing does not become available for the two new turbines and management cannot develop any other solutions, the estimated future cash flows would indicate that the facility was an impaired asset indicating the need for a write-down.

     Project development and marketing expenses decreased to $8 thousand for the thirteen weeks ended September 27, 1997 from $104 thousand for the comparable period in 1996. Project development expenses declined significantly since the only project the Company has in active development is the Puerto Rico project and expenditures for that project are being capitalized. The costs expensed here represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $2.2 million for the thirteen weeks ended September 27, 1997 from $6.4 million for the comparable period in 1996 due to downsizing of the Company's operations.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes was recorded for the thirteen weeks ended September 27, 1997 and September 30, 1996. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit.

     THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996

     The following table sets forth the Company's revenues, costs, and gross margin in millions of dollars derived from its products and services for the thirty-nine weeks ended September 27, 1997 and September 30, 1996.

                                                       Thirty-nine Weeks Ended
                                         September 27, 1997              September 30, 1996
                                      --------------------------      --------------------------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................
  Construction services ...........   $   28.9  $  29.5  $  (0.6)     $   36.1  $  33.3  $   2.8

  Energy sales (1) ................        3.1      N/A      3.1          12.2      N/A     12.2
  Maintenance, management
   fees and other (1)..............        1.5      N/A      1.5          16.1      N/A     16.1
  Energy plant operations (1)......        N/A      7.7     (7.7)          N/A     27.2    (27.2)
                                      --------  -------  -------      --------  -------  -------
      Total energy plant operations        4.6      7.7     (3.1)         28.3     27.2      1.1

  Windplant sales .................         --       --       --           7.2      4.1      3.1
  Interest on partnership notes
    and funds in escrow ...........         --       --       --           1.1      N/A      1.1
  Energy management services ......         --       --       --           1.0      0.3      0.7
                                      --------  -------  -------      --------  -------  -------
 Total ............................   $   33.5  $  37.2  $  (3.7)     $   73.7  $  64.9  $   8.8
                                      ========  =======  =======      ========  =======  =======

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


     Construction services revenues (recorded under the percentage-of-completion method) decreased to $28.9 million for the thirty-nine weeks ended September 27, 1997 from $36.1 million for the comparable period in 1996 due to the continued work-off of existing back-log. The Company incurred expenses in excess of revenues of $600 thousand for the thirty-nine weeks ended September 27, 1997 compared to a gross margin of $2.8 million for the comparable period in 1996 due to increases in total estimated costs on one of its construction projects. The Company intends to dispose of its construction subsidiary.

     Energy plant operations experienced an excess of expenses over revenues of $3.1 million in the thirty-nine weeks ended September 27, 1997 compared to a gross margin of $1.1 million in the comparable 1996 period because in June and July of 1997 the Company's cogeneration facility experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units is prohibitive. Additionally, there are no lease engines available for short term installation. An expense of approximately $3.0 million was recorded in energy plant operations to write-off these two turbines. The Company is assembling one operational turbine from the serviceable parts of the two failed turbines. Currently, no energy sales are being generated by the facility. Upon installation of the repaired unit, the facility is expected to produce approximately half of its rated capacity. The Company has requested additional funding from the lender to the facility to purchase two new units. If financing does not become available for the two new turbines and management cannot develop any other solutions, the estimated future cash flows would indicate that the facility was an impaired asset indicating the need for a write-down.

     Windplant  sales,  interest  on  partnership  notes and funds in escrow and
     engineering   expenses   all   declined   significantly   because   of  the
     deconsolidation of KWI.

     Energy management services revenues decreased to zero for the first thirty-nine weeks of 1997 from $1.0 million for the comparable period in 1996. This operation was sold in the second quarter of 1996.

     Project development and marketing expenses decreased to $34.0 thousand for the thirty-nine weeks ended September 27, 1997 from $4.6 million for the comparable period in 1996. Project development expenses declined significantly since the only project the Company has in active development is the Puerto Rico project and expenditures for that project are being capitalized. The costs expensed here represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $10.5 million for the first thirty-nine weeks of 1997 from $21.9 million for the comparable period in 1996 due to the deconsolidation of KWI and downsizing of the Company.

     Interest expense decreased to $12.5 million for the first thirty-nine weeks of 1997 from $14.9 million for the comparable period in 1996 due to the deconsolidation of KWI, the sale of subsidiaries and increased capitalization of interest to the Puerto Rico project.

     Equity income (loss) of unconsolidated affiliates: Equity investments in affiliates resulted in net income of $133 thousand for the first thirty-nine weeks of 1997, compared to a loss of $136 thousand for the comparable period in 1996 due to the deconsolidation of KWI and sale of equity investments.

     Sale of subsidiaries and fixed assets: During the first thirty-nine weeks of 1997 the Company sold fixed assets and some projects in the initial stages of development. On an aggregated basis, these transactions generated cash of $1.3 million and a net gain of $756 thousand. During the first thirty-nine weeks of 1996 the Company sold its demand side management business, its wood-fuel business, a manufacturing facility, and various fixed assets. On an aggregated basis these transactions generated cash of $8.1 million and a net gain of $160 thousand.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for the thirty-nine weeks ended September 27, 1997 and September 30, 1996 because of the uncertainty about the Company's ability to utilize such a benefit.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first thirty-nine weeks of 1997 operations activities used cash of $7.9 million which includes $8.0 million invested into development of the Puerto Rico project which was capitalized. As previously stated, the Company expects a loss from operations in 1997 before the sale of the assets described above in "Overview" due to administrative expenses and interest on debt in excess of gross margin. Additionally, the Company .

     Investing activities

     During the first thirty-nine weeks of 1997 investing activities provided $1.3 million generated by the sale of subsidiaries and assets.

     Financing activities

     During the first thirty-nine weeks of 1997 the Company paid $1.9 million of principal on other notes payable and borrowed an additional $1.4 million.

     Status
     ------

     At September 27, 1997 the Company's working capital deficit is $183.7 million. During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its preferred stock. The Company paid no dividends on the preferred stock in 1996, has not paid any dividends in 1997 and does not expect to be able to for the foreseeable future. Under the terms of the preferred stock, dividends accrue until paid or until the preferred stock is converted. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1996 interest payments, has not made the June 15, 1997 interest payment and is in default. Also, the borrowings under the $5.0 million revolving credit agreement, the $7.5 million term loan agreement and the $4.4 million revolving loan agreement (included in Other Notes Payable on the September 27, 1997 and December 31, 1996 balance sheets) are in default due to KWI's bankruptcy filing, cross default provisions, failure to meet financial covenants and the Company's default on the interest payment on the senior secured notes. The Company does not expect to cure these defaults in the foreseeable future.

     The Company was able to continue its activities because it generated $13.5 million in 1996 by selling assets and drew $18.9 million from the $30.0 million Puerto Rico project loan obtained by a wholly-owned subsidiary. This loan is collateralized by the stock of a special purpose entity formed to hold the Company's interest in the Puerto Rico power project. No further funds are available under this agreement because the remaining funding capacity accommodates accrued and unpaid interest for the remaining term of the loan. Of the Company's $10.2 million cash at September 27, 1997 $1.3 million is related to the construction subsidiary which is prohibited by financial covenants from transferring cash to KENETECH. The ability of the construction subsidiary to reestablish its backlog has been severely hampered by the Company's financial condition and KWI's bankruptcy filing. The Company's construction subsidiary has agreed to sell its interests in the Puerto Rico project construction contracts for approximately $18,000,000. The Company received an initial payment of $1,000,000 in the third quarter and will receive the balance when (1) the authorization to begin construction is given ("Notice to Proceed"), (2) the project has binding financing commitments, and (3) the project has made the first milestone payment. The buyer may cancel this agreement between December 15, and December 19, 1997 if the "Notice to Proceed" has not been issued by December 15, 1997 or if the project is canceled before the "Notice to Proceed" is issued. As mentioned previously, the Company intends to dispose of its construction subsidiary; however, there can be no assurance that the Company will be successful in selling its construction business.

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

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the periods ended September 27, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1997 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves the sale by subsidiaries of their remaining respective interests in the Puerto Rico project for which the Company expects to receive substantial cash proceeds. There can be no assurance that the Company will be successful in implementing its plans, that the sales of the interests in the Puerto Rico project will be consummated, that substantial proceeds will be received, or that the Company will continue as a going concern. Management believes that such sales even if consummated will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's stock. The Company believes that any proceeds received from asset sales will be used in operations or paid to creditors. In addition, the Company believes KWI will assert certain claims in bankruptcy against the Company. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in its only active development project, the Company believes that it is likely that it will seek protection under the Federal Bankruptcy Code.

Part II

Item 1.   Legal Proceedings.
          ------------------
          (a) See discussion under Note 16 of Item 1, Part I incorporated herein by reference.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          (a) See discussion under Notes 13 and 14 of Item 1, Part I and discussion under the heading "status" of Item 2, Part I incorporated herein by reference.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

                                  KENETECH Corporation


                                  By:
      Date: November 7, 1997         Mark D. Lerdal
                                     President, Chief Executive Officer, and
                                      Director


                                  By:
      Date: November 7, 1997         Nicholas H. Politan
                                     Chief Financial Officer, Vice President,
                                      and Assistant Secretary


                                  By:
      Date: November 7, 1997         Mervin E. Werth
                                     Corporate Controller, Chief Accounting
                                      Officer, and Assistant Treasurer

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

                                  KENETECH Corporation


                                  By:/s/  Mark D. Lerdal
      Date: November 7, 1997         Mark D. Lerdal
                                     President, Chief Executive Officer, and
                                      Director


                                  By:/s/   Nicholas  H. Politan
      Date: November 7, 1997         Nicholas H. Politan
                                     Chief Financial Officer, Vice President,
                                      and Assistant Secretary


                                  By:/s/  Mervin E. Werth
      Date: November 7, 1997         Mervin E. Werth
                                     Corporate Controller, Chief Accounting
                                      Officer, and Assistant Treasurer