Form 10-K
period 1997-12-31
KENETECH CORP
filed 1998-03-30
CIK 807708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Based on the market price of the Common Stock at March 13, 1998 ($0.055), the aggregate market value of the Common Stock of non-affiliates of the Registrant was approximately $1.3 million. As of March 13, 1998, there were 36,829,618 shares of Common Stock outstanding. The aggregate market value of holdings of non-affiliates of the Registrant's 8.25% Preferred Redeemable Increased Dividend Equity Securities (with the right of 4/5 vote for each Depositary Share owned) based on the market price at March 13, 1998 ($2.5625) was approximately $13.1 million. There were 5,124,600 Depositary Shares outstanding as of March 13, 1998.

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

     Historically, the Company developed, constructed, financed, sold and operated and managed independent power projects. A wholly-owned development subsidiary is a joint venture partner with an affiliate of Enron Corporation in a project under construction in Puerto Rico. In December 1997 the project obtained construction and term debt financing. The project is a 507 MW (net) natural gas cogeneration facility and associated liquified natural gas facility which will produce electricity to be sold to Puerto Rico Electric Power Authority pursuant to a 22 year Power Purchase Agreement dated March 10, 1995.

     The power plant will be a combined cycle cogeneration facility consisting of two combustion turbines capable of operating on LNG, LPG, or fuel oil to generate electricity, and is expected to produce approximately 4 million megawatt hours of electricity annually under baseload conditions. Steam generated will also be used to convert sea water into fresh water in a desalination plant, which is expected to produce approximately 4 million gallons of potable water per day, of which approximately 1 million gallons per day will be required by the project, with the remainder being available for sale to local entities. This is the only project the Company (through its wholly-owned development subsidiary) has in process. The Company's wholly-owned development subsidiary intends to sell its interest in this project in 1998.

     One of the Company's subsidiaries is a general contractor which has constructed independent power projects since 1988. This subsidiary competed for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company had constructed all of the thermal energy power projects it developed and more recently had
     constructed  all  of  the  Windplants  it  developed.   Substantially   all
     construction   work   performed  by  the  Company  for  third  parties  was
     competitively bid and most was performed under turnkey contracts. The chapter 11 filing of KWI discussed below has materially adversely affected the Company's construction subsidiary and its ability to procure contracts. This construction subsidiary had joint venture interests in the EPC contracts for the Puerto Rico project described above which were sold in December 1997. The Company is completing the projects in progress and intends to dispose of its construction subsidiary in 1998.

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

     EMPLOYEES: At March 10, 1998,  the Company  employed 53 persons  (excluding
     KWI).

Item 2.  Property
-----------------

     The Company maintains its corporate headquarters in San Francisco, California. The lease for approximately 7,404 square feet of corporate office space expires in 1998. The annual lease payment is approximately $119,000. The Company owns the Hartford Hospital cogeneration plant, a 17 MW combined cycle plant. The Company also has a 50% partnership interest in a 17 MW wood-fired electric power plant it constructed in Chateaugay, New York. In 1998 the Company's construction subsidiary sold its two buildings consisting of 46,300 square feet of office space and 14,700 square feet of industrial space which it owned in Meriden, Connecticut. Properties of KWI are not included in this discussion.

Item 3. Legal Proceedings
-------------------------

     LITIGATION

     Shareholders' Litigation: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

     In separate orders dated March 24, 1997 and April 16, 1997, the Court granted plaintiffs' motion for certification of a plaintiff class consisting of all persons or entities who purchased KENETECH common stock between September 21, 1993 and August 8, 1995 or KENETECH depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and denied without prejudice plaintiffs' motion for certification of an underwriter defendant class. The plaintiffs then filed a Third Amended Complaint adding additional plaintiffs alleged to have claims based on section 11 of the Securities Act of 1933. On October 15, 1997, the Court issued an order certifying a plaintiff and defendant underwriter class as to the section 11 claim.

     There have been two unsuccessful attempts at mediation to settle the action and one unsuccessful settlement conference ordered by the federal judge presiding over the action. Trial in this action is scheduled for the summer of 1998. The Company intends to continue to contest the action vigorously.

     Enercon Litigation: In 1996, Enercon GmbH ("Enercon") filed suit in Federal Court against the Company, individual officers of the Company and/or KENETECH Windpower, Inc. ("KWI"), and KWI's expert witness in proceedings before the U.S. International Trade Commission (the "ITC"), for alleged misconduct related to patent infringement proceedings instituted by KWI against Enercon and The New World Power Corporation ("New World Power") that resulted in issuance of an exclusion order by the ITC that barred Enercon and New World Power from importing infringing wind turbines products into the United States. In its suit, Enercon alleges malicious prosecution, patent misuse and anti-trust violations. Enercon has appealed the ITC's exclusion order to the Federal Circuit Court of Appeals in addition to filing this suit. Upon motion of the defendants, this suit has been stayed by the Federal District Court pending the outcome of the appeal of the exclusion order.

     Puerto Rico Litigation: In connection with the LNG-fired power plant being constructed in Penuelas, Puerto Rico by EcoElectricia, L.P., a partnership whose partners are subsidiaries of the Company and Enron Corporation, certain environmental groups, citizens and the union which represents electrical workers for the Puerto Rico Electric Power Authority ("PREPA") brought a civil action challenging the procedure used by PREPA to select, among others, EcoElectrica to design, finance, construct, own and operate the Penuelas, Puerto Rico project, and requesting injunctive and declaratory relief. On January 21, 1997, the Ponce Superior Division of the Court of First Instance of Puerto Rico (the trial court) (No. JPE 96- 0345) dismissed the complaint, holding that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. On March 13, 1997, the plaintiffs, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la

     Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (Appellants), filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them. EcoElectrica intervened in the action before the trial court and the appeal is currently pending.

     Westinghouse Litigation: C. N. Flagg Incorporated, a wholly-owned subsidiary of CNF Industries, Inc., has instituted legal proceedings against Westinghouse Electric Corporation ("Westinghouse") in the U.S. Federal District Court in Minnesota to recover $6.0 million as compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. Westinghouse has filed a counter-claim for $2.6 million alleging overpayment. C. N. Flagg filed a motion for summary judgment which was denied.

     Wrongful Termination Litigation: On December 31, 1987, a former employee of CN Flagg Power, Inc. ("CN Power") (formerly, a wholly-owned subsidiary of CNF Industries, Inc.) filed a complaint with the State of Connecticut Commission of Human Rights and Opportunities (the "Commission") alleging that he was wrongfully terminated from his position at Millstone Point, a nuclear energy generation facility owned and operated by Northeast Utilities ("Northeast"). CN Flagg's motion to dismiss the complaint has been denied by the Commission; Northeast's motion to dismiss is pending. Damages are alleged to be in the area of $300,000.

     Eemsmond Litigation: Certain companies have threatened to bring suit against CNF Constructors, Inc. ("CNF") (a wholly-owned subsidiary of CNF Industries, Inc.) alleging CNF's failure to make payments on certain equipment or civil construction services supplied in connection with the construction of a windplant in The Netherlands. The amounts alleged to be unpaid are in the area of $2,000,000.

     General Motors Litigation: Plaintiffs CCF-1, Inc., Flagg Energy Development Corporation (each a direct or indirect wholly-owned subsidiary of KENETECH Energy Systems, Inc.) and Process Construction Supply, Inc. (a wholly-owned subsidiary of CNF Industries, Inc.) brought suit against defendant General Motors ("GM") in Connecticut State Court alleging breach of contract, breach of express warranty, breach of implied warranty, breach of repair warranty, misrepresentation and unfair trade practices involving gas turbine engines installed at the Hartford Hospital co-generation plant owned by CCF-1. The trial court either struck or granted summary judgment in GM's favor on all causes of action, except the claim for breach of repair warranty. A directed verdict was entered in favor of GM upon trial of the one remaining cause of action. An appeal by the plaintiffs to the Supreme Court of the State of Connecticut seeking reversal of the directed verdict, the trial court's order to strike and the grant of summary judgment and remand of the matter for trial on all causes of action is pending.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     TERMINATED LITIGATION

     Tennessee Pipeline Litigation: On January 6, 1996, a breach of contract action was filed in the Superior Court for Middlesex County, Massachusetts, by Tennessee Gas Pipeline Company ("Tennessee") against Pepperell Power Associates Limited Partnership (the "Pepperell Partnership"), its general partner, KES Pepperell, Inc. (each in whole or in part directly or indirectly owned by KENETECH Energy Systems, Inc. ("KES"), a wholly-owned subsidiary of the Company), and another non-affiliated general partner, in connection with the termination of a natural gas transportation agreement.

     The action sought to recover alleged unpaid charges of approximately $1,800,000. KES Pepperell, Inc. filed a counterclaim in the action. On December 2, 1996, Tennessee filed another action in the Superior Court for Middlesex County, Massachusetts, against KES Pepperell, Inc. and KES, among others, seeking to recover an $810,000 payment made to the Pepperell Partnership plus treble damages and attorneys' fees. In June 1997, the parties reached a tentative settlement which included resolution of claims pending in a related regulatory proceeding before the Federal Energy Regulatory Commission ("FERC") involving Flagg Energy Development Corporation ("FEDCO"), a wholly-owned subsidiary of KES, which obtains gas transportation services from Tennessee for the Hartford Hospital co-generation plant. The settlement was to be finalized and executed by July 15, 1997, but was not finalized or executed by such date due to Tennessee's delay. On July 16, 1997 in the related regulatory proceeding, FERC ordered Tennessee to refund in excess of $2,500,000 to FEDCO in connection with the gas transportation services agreement for the Hartford Hospital plant. After a request for a re-hearing by Tennessee, FERC ordered payment of the refund by Tennessee within 30 days. Tennessee filed a motion in the Superior Court seeking an emergency order to compel KES and its subsidiaries to complete the tentative settlement as well as filing, on September 30, 1997, a complaint in the district court of Harris County, Texas, against KES and FEDCO alleging essentially the same causes of action as in the Massachusetts actions.

     On November 19, 1997, the parties entered into a Settlement and Release Agreement whereby the Flagg gas transportation services agreement was terminated and by netting amounts alleged to be owing thereunder to Tennessee against refunds owed by Tennessee under the FERC order, Tennessee was paid the sum of $1,000,000. Pursuant to such settlement, all of the above-described actions have been dismissed with prejudice.

     BANKRUPTCY  OF KWI

     On May 29,  1996,  KWI filed a  voluntary  petition  in the  United  States
     Bankruptcy Court for the Northern District of California, Oakland, California to reorganize under chapter 11 of the Bankruptcy Code. KWI's management attributed its filing to continuing losses and lack of operating capital. The Bankruptcy Petition filed by KWI stated that as of March 30, 1996 (the latest available information prior to the filing), KWI had liabilities, as defined by bankruptcy filing procedures which include certain commitments, claims and other liabilities not recognized under generally accepted accounting principles, significantly in excess of assets. Neither KWI nor the Company had been able to complete the sale of certain assets or subsidiaries on a basis to provide additional capital for KWI's ongoing operations and KWI believed that it would be unable to meet, among other things, its existing maintenance and warranty obligations under contracts undertaken in connection with the sale of its wind turbines.

     The filing of the chapter 11 case by KWI resulted in an event of default occurring under the Company's 12-3/4% Senior Secured Notes Due 2002 (the "Notes") in the principal amount of $100 million. Furthermore, interest under the Notes in the approximate amount of 6.4 million is due June 15 and December 15 and the Company has not made an interest payment on the Notes since December 15, 1995 and does not presently anticipate making its 1998 interest payments when due. The Notes are secured by all of the capital stock of KWI, KENETECH Energy Systems, Inc. and KENETECH Facilities Management, Inc. There have been continuing periodic discussions with representatives of the holders of the Notes and the holders have not commenced remedies or notified the Company of their intention to do so.

     Since the filing of the chapter 11 case, KWI has sold certain development assets, operating assets, technology rights and other assets under the supervision of the Bankruptcy Court.

     Representatives and members of the Official Unsecured Creditors' Committee, have asserted their intention to commence litigation against the Company and certain of its subsidiaries, as well as against officers and directors thereof, with respect to facts which may constitute preferences under the United States Bankruptcy Code and for other conduct engaged in assertedly by the Company or its officers and directors which may give rise to direct or indirect liability of the Company or its officers and directors to KWI or to its creditors. Such proceedings could give rise to indemnification claims against the Company by its officers and directors.

     The bar date for filing claims in the chapter 11 case was January 31, 1997. A claim against KWI was filed by the trustee of the holders of the Notes on behalf of the Company in an amount in excess of $206.0 million. The Company also filed a claim against KWI in an amount in excess of $8.0 million. In addition, certain of the Company's direct and indirect subsidiaries and affiliated, or formerly-affiliated, partnerships have filed claims against KWI totaling in excess of $1.0 billion. Total claims filed against KWI are in excess of $1.5 billion. It is unknown at present whether or not any claims of the Company against KWI will be allowed in the chapter 11 case or if allowed the extent of any distribution with respect thereto. The Company believes that KWI may assert certain claims in bankruptcy against the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     Prior to September 21, 1993, the date the Company's Common Stock began trading on The Nasdaq National Market under the symbol "KWND", there was no public market for the Common Stock. The Company was advised by the National Association of Securities Dealers, Inc. that the Company's Common Stock was delisted from The Nasdaq National Market effective July 1, 1996. The Company understands that bid and ask quotations continue to be entered by market makers in the over-the-counter market for the Common Stock. The Company has no current plans to cause the Common Stock to be listed with The Nasdaq National Market or on any exchange. The following table sets forth, for the periods indicated, the range of high and low bid and ask quotations for the Common Stock as reported by a market maker in the stock. Such over-the-counter market quotations do not include retail markups(1), markdowns or commissions and may not represent actual transactions.

          Year                                      High         Low
          --------------                           -------     -------
          1996
          ----
          First Quarter                            $ 1.875     $ 0.813
          Second Quarter                             1.937       0.172
          Third Quarter                              0.625       0.190
          Fourth Quarter                             0.300       0.040

          1997
          ----
          First Quarter                            $ 0.047     $ 0.000
          Second Quarter                             0.000       0.000
          Third Quarter                              0.125       0.000
          Fourth Quarter                             0.250       0.000

          1998
          ----
          First Quarter (to March 13, 1998)        $ 0.125     $ 0.055

     (1) The market maker from which the Company obtained high and low bid and ask quotations for 1997 and 1996 does not report quotations under $0.125.

     The closing sale price of the Company's Common Stock as of a recent date is set forth on the cover page hereof. There were approximately 586 holders of record of the Common Stock as of March 1, 1998.

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

Item 6. Selected Financial Data.
--------------------------------

     The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1997 have been derived from the audited Consolidated Financial Statements of the Company. (Dollar amounts in thousands, except per share amounts.)

                                                                         Year Ended December 31,
                                                      ----------------------------------------------------------------
                                                        1997          1996          1995          1994          1993
                                                      --------      --------      --------      --------      --------

INCOME STATEMENT DATA (1):
Revenues...........................................   $ 40,993      $ 91,890      $327,589      $338,211      $236,424
Total costs of revenues (2)........................     45,000        83,705       504,696       278,778       188,208
Gross margin (excess of expenses over revenues)....     (4,007)        8,185      (177,107)       59,433        48,216
Project development and marketing,
  engineering, general and administrative expenses.     16,034        40,559        71,368        44,677        41,428
Income (loss) from operations......................    (20,041)      (32,374)     (248,475)       14,756         6,788
Income (loss) before taxes.........................    (25,242)      (60,850)     (271,647)        1,426       (18,132)
Net income (loss)..................................    (25,242)      (84,241)     (250,148)        4,348        (7,584)
Income (loss) per share:
     Basic.......................................      (0.92) (3)    (2.52)(3)     (7.12)(3)     (0.03)(3)     (0.27)(4)
     Diluted.....................................      (0.92) (3)    (2.52)(3)     (7.12)(3)     (0.03)(3)     (0.22)(5)

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                        1997          1996          1995          1994          1993
                                                      ---------     ---------     --------      --------      --------

BALANCE SHEET DATA:
Working capital....................................   $(148,781)    $(141,621)    $ (3,232)     $140,766      $ 91,461
Property, plant and equipment, net.................      18,894        24,735      118,214       148,374       119,915
Total assets.......................................      90,586       123,311      401,249       517,168       417,332
Other long term debt (excludes current portion)....           -             -      152,048       158,522       166,276
Stockholders' equity (deficiency)..................    (131,705)      (97,900)      (5,559)      248,718       147,790

          (1) Excludes operations of KWI after bankruptcy filing (May 29, 1996).
          (2) In 1995 includes special charges of $224,551. See discussion in Item 7.
          (3) Includes effect of deducting dividends earned on convertible preferred stock issued in 1994.
          (4) Includes effect of deducting cash dividends earned on convertible preferred stock issued in 1992 and the actual conversion of such preferred stock and convertible notes to common stock.
          (5) Includes the effect of reducing the net loss by the interest on the convertible notes (net of the related tax effect), and the conversion of such notes and convertible preferred stock to common stock as if such conversion occurred at the beginning of 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------------------

     OVERVIEW

     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which participated through its subsidiaries in the electric utility market. As used in this document "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. (KWI) only through May 29, 1996).

     Historically, the Company developed, constructed, financed, sold and operated and managed independent power projects. A wholly-owned development subsidiary is a joint venture partner with an affiliate of Enron Corporation in a project under construction in Puerto Rico. In December 1997 the project obtained construction and term debt financing. The project is a 507 MW (net) natural gas cogeneration facility and associated liquified natural gas facility which will produce electricity to be sold to Puerto Rico Electric Power Authority pursuant to a 22 year Power Purchase Agreement dated March 10, 1995.

     The power plant will be a combined cycle cogeneration facility consisting of two combustion turbines capable of operating on LNG, LPG, or fuel oil to generate electricity, and is expected to produce approximately 4 million megawatt hours of electricity annually under baseload conditions. Steam generated will also be used to convert sea water into fresh water in a desalination plant, which is expected to produce approximately 4 million gallons of potable water per day, of which approximately 1 million gallons per day will be required by the project, with the remainder being available for sale to local entities. This is the only project the Company (through its wholly-owned development subsidiary) has in process. The Company's wholly-owned development subsidiary intends to sell its interest in this project in 1998.

     One of the Company's subsidiaries is a general contractor which has constructed independent power projects since 1988. This subsidiary competed for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company had constructed all of the thermal energy power projects it developed and more recently had
     constructed  all  of  the  Windplants  it  developed.   Substantially   all
     construction   work   performed  by  the  Company  for  third  parties  was
     competitively bid and most was performed under turnkey contracts. The chapter 11 filing of KWI discussed below has materially adversely affected the Company's construction subsidiary and its ability to procure contracts. This construction subsidiary had joint venture interests in the EPC contracts for the Puerto Rico project described above which were sold in December 1997. The Company is completing the projects in progress and intends to dispose of its construction subsidiary in 1998.

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

     RESULTS OF OPERATIONS

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of December 31, 1997 and 1996 and for the three years ending December 31, 1997 have been prepared assuming the Company will continue as a going concern (see Note 3). As mentioned previously, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded at zero in "Investments in Affiliates" in the accompanying December 31, 1997 and 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows.

     The Company incurred a net loss for 1997 of $25.2 million as compared to net losses for 1996 of $84.2 million and for 1995 of $250.1 million. This does not indicate an improvement in the Company's prospects. Instead this decrease reflects the elimination of activities associated with divested assets and subsidiaries, and the deconsolidation of KWI and downsizing. In 1998 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt. The Company has few revenue generating activities at December 31, 1997.

YEARS 1997 AND 1996

                                                       Year Ended December 31,
                                                 1997                           1996
                                               --------                       --------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................
  Construction services ...........   $   36.0  $  36.1  $  (0.1)     $   51.0  $  46.6      4.4

  Energy sales (1) ................        3.2      N/A      N/A          14.4      N/A      N/A
  Maintenance, management
   fees and other (1)..............        1.8      N/A      N/A          16.3      N/A      N/A
  Energy plant operations (1)......        N/A      8.9      N/A           N/A     31.9      N/A
                                      --------  -------  -------      --------  -------  -------
      Total energy plant operations        5.0      8.9     (3.9)         30.7     31.9     (1.2)

  Windplant sales .................         --       --       --           8.1      5.0      3.1
  Interest on partnership notes
    and funds in escrow ...........         --       --       --           1.1      N/A      1.1
  Energy management services ......         --       --       --           1.0      0.2      0.8
                                      --------  -------  -------      --------  -------  -------
 Total ............................   $   41.0  $  45.0  $  (4.0)     $   91.9  $  83.7  $   8.2
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

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $36.0 million for 1997 from $51.0 million for 1996 due to the continued work-off of existing back-log. Construction services also incurred an excess of expenses over revenues due to unrecoverable cost overruns of approximately $2.3 million on one of the projects under construction in 1997. The Company intends to dispose of its construction subsidiary in 1998.

     Energy plant operations experienced an excess of expenses over revenues of $3.9 million for 1997 compared to a $1.2 million excess of expenses over revenues in 1996 because in June and July of 1997 the Company's cogeneration facility experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units was prohibitive and there were no lease engines available for short term installation. An expense of approximately $3.0 million was recorded in energy plant operations to write-off these two turbines. The Company assembled one turbine, which operates sporadically, from the serviceable parts of the two failed turbines. In 1998 additional funding was obtained from the lender to the facility to purchase one new turbine, to replace the reassembled one, and procure a backup boiler. This new turbine is scheduled to be installed in July 1998. The Company has reached agreement with the purchasing utility to terminate the power purchase agreement in exchange for a stream of payments through the year 2000. Under this agreement the Company will continue to sell electricity and steam to the site host using the new turbine. This agreement is currently in escrow and is expected to close in the first week of April 1998 when the appeal period for public utility commission approval of this arrangement expires.

     Windplant sales, interest on partnership notes and funds in escrow and engineering expenses were zero in 1997 because of the deconsolidation of KWI.

     Energy management services revenues decreased to zero for 1997 from $1.0 million for 1996. This operation was sold in the second quarter of 1996.

     Project development and marketing expenses decreased to $2.2 million for 1997 from $7.1 million for 1996. Project development expenses declined significantly because the only project the Company had in active development in 1997 was the Puerto Rico project. The costs expensed in 1997 represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $13.8 million for 1997 from $29.3 million for 1996 due to the deconsolidation of KWI and downsizing of the Company.

     Interest expense decreased to $16.3 million for 1997 from $19.6 million for 1996 due to the deconsolidation of KWI, the sale of subsidiaries and increased capitalization of interest to the Puerto Rico project.

     Sale of subsidiaries and fixed assets: During 1997 the Company sold fixed assets, some projects in the initial stages of development and the construction subsidiary's joint venture interests in the construction contracts for the Puerto Rico project. On an aggregated basis, these transactions generated cash of $20.9 million and a net gain of $10.0 million. During 1996 the Company sold its demand side management business, its wood-fuel business, a manufacturing facility, several investments accounted for on the equity basis, a subordinated note receivable, and various fixed assets. On an aggregated basis these transactions generated cash of $13.5 million and a net loss of $9.6 million.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for 1997 because of the uncertainty about the Company's ability to utilize such a benefit.

YEARS 1996 AND 1995

                                                       Year Ended December 31,
                                                 1996                            1995
                                      --------------------------      --------------------------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................
  Construction services ...........   $   51.0  $  46.6  $   4.4      $   63.2  $  55.7      7.5

  Energy sales (1) ................       14.4      N/A      N/A          38.0      N/A      N/A
  Maintenance, management
   fees and other (1)..............       16.3      N/A      N/A          41.4      N/A      N/A
  Energy plant operations (1)......        N/A     31.9      N/A           N/A     62.6      N/A
                                      --------  -------  -------      --------  -------  -------
      Total energy plant operations       30.7     31.9     (1.2)         79.4     62.6     16.8

  Windplant sales .................        8.1      5.0      3.1         172.5    157.2     15.3
  Interest on partnership notes
    and funds in escrow ...........        1.1       --      1.1           5.3       --      5.3
  Energy management services ......        1.0      0.2      0.8           7.2      4.6      2.6
  Special charges..................         --       --       --            --    224.6   (224.6)
                                      --------  -------  -------      --------  -------  -------
 Total ............................   $   91.9  $  83.7  $   8.2      $  327.6  $ 504.7  $(177.1)
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

     Energy plant operations, Windplant sales, Interest on partnership notes and funds in escrow and Engineering expenses all declined significantly in 1996 because of the deconsolidation of KWI. As mentioned previously, on May 29, 1996 KWI filed for protection under chapter 11 of the Federal Bankruptcy Code, reported an excess of liabilities over its assets, and ceased to be accounted for as a consolidated subsidiary of the Company.

     Energy management services revenues decreased to $1.0 million in 1996 from $7.2 million in 1995. The Company sold this business in the second quarter of 1996.

     Special charges in 1995 relate to performance problems with the KVS-33 and the domestic energy price environment as follows:

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

     General and administrative expenses decreased to $29.3 million for 1996 from $40.4 million for 1995. Included in 1996's amount is $2.3 million related to a writedown of buildings and land owned by the construction subsidiary. The decrease is due to the termination of employees and the deconsolidation of KWI.

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

     Loss on disposition of subsidiaries and assets. During 1996 the Company sold its demand side management operations, its wood-fuel operations, a manufacturing facility, several investments accounted for on the equity basis, a subordinated note receivable, and various fixed assets. On an aggregated basis these transactions generated cash of $13.5 million and a net loss of $9.6 million. As mentioned previously, KWI filed for protection on May 29, 1996 under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of KENETECH.

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

     LIQUIDITY AND CAPITAL RESOURCES

     1997 Activities
     ---------------

     Operating Activities

     During 1997 operating activities used cash of $11.1 million because general and administrative and interest expenses exceeded the Company's gross margin.

     Investing Activities

     During 1997 investing activities provided cash of $10.0 million through the sale by the Company's construction subsidiary of its joint venture interests in the construction contracts for the Puerto Rico project and the sale of various other fixed assets partially offset by funds invested in the 507 MW (net) Puerto Rico project jointly developed with an affiliate of Enron Corporation.

     Financing Activities

     During 1997 financing activities used $8.8 million of cash. Approximately $10.0 million of the construction subsidiary's proceeds from the sale of the aforementioned joint venture interests in the construction contracts for the Puerto Rico project was used to pay off the construction subsidiary's secured debt. In August 1996 a wholly-owned subsidiary of the Company entered into a $30.0 million loan facility related to the aforementioned Puerto Rico project. The interest rate on this loan decreased because certain milestones were reached by the Puerto Rico project. As a result additional funds became available under this facility and the Company borrowed an additional $2.5 million in 1997. As of December 31, 1997, the outstanding balance of this loan was $24.2 million. No further funds are available under this agreement because the remaining funding capacity is structured to accommodate accrued and unpaid interest for the remaining term of the loan.

     Status
     ------

     At December 31, 1997 the Company's working capital deficit was $148.8 million, which is $7.2 million greater than at December 31, 1996 because of the decreases in cash and accounts receivable.

     During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its preferred stock. The Company paid no dividends on the preferred stock in 1997 and 1996 and does not expect to be able to for the foreseeable future. Under the terms of the preferred stock, dividends accrue until paid. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1997 and 1996 payments and is in default. The Company does not expect to make the 1998 interest payments when due.

     The Company has been able to continue its activities because:

     i). It generated $13.5 million in 1996 by selling assets and drew $18.9 million from the $30.0 million Puerto Rico project loan obtained by a wholly-owned subsidiary. This loan is collateralized by the stock of a special purpose entity formed to hold, through affiliates, the Company's interest in the Puerto Rico power project. No further funds are available under this agreement because the remaining funding capacity must accommodate accrued and unpaid interest for the remaining term of the loan.

     ii). In December 1997 the Company's construction subsidiary sold its joint venture interests in construction contracts for the Puerto Rico project for $18.7 million cash which was used to pay off the secured loans of the construction subsidiary, fund the construction costs of the remaining jobs the construction subsidiary is completing and other operational expenses of the construction subsidiary. The ability of the construction subsidiary to reestablish its backlog is hampered by the Company's financial condition and KWI's bankruptcy filing. The Company intends to dispose of its construction subsidiary in 1998. There can be no assurance that the construction subsidiary will be successful in disposing of its remaining assets.

     Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through additional asset sales.

     There can be no assurances that asset sales can be consummated or that substantial proceeds can be received. If the Company is unable to sell assets its liquidity will be further constrained. Management believes that such sales, even if consummated, will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's common stock and that proceeds received from asset sales will be used in operations or paid to creditors. Consequently, after, or as part of a sale of the Company's subsidiaries' interests in the Puerto Rico project (the only project in process), the Company believes that it is likely that it, or certain of its subsidiaries, will seek protection under the Federal Bankruptcy Code.

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the year ended December 31, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998 the Company expects to generate losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to address its liquidity involves the sale of its interests in the Puerto Rico project for which it expects to receive substantial cash proceeds. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern. Management believes that such sales, even if consummated, will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's common stock. In addition, the Company believes KWI may assert certain claims in bankruptcy against the Company. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in the Puerto Rico project (the Company's only project in process), the Company believes that it is likely that it, or certain of its subsidiaries, will seek protection under the Federal Bankruptcy Code.

     Year 2000 Problem
     -----------------

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The
     Company's management has made no evaluation regarding the anticipated costs, problems and uncertainties associated with the Year 2000 issue.

     New Accounting Standards
     ------------------------

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No.
     130) effective for the fiscal years ending after December 15, 1998. SFAS No. 130, requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from the net income. This statement is not anticipated to have any impact on the Company as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gain or loss on available for sale securities, etc.). SFAS No. 130 will be adopted by the Company during 1998.

     In June 1997, the Financial Accounting Standards Board also issued Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) effective for the fiscal years ending after December 15, 1998. SFAS No. 131, provides revised disclosure guidelines for segments of an enterprise based on management approach to defining operating segments. The management of the Company believes that it currently operates in only one industry segment and analyzes operations on a Company-wide basis, therefore the statement is not expected to impact the Company.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


KENETECH Corporation Consolidated Financial Statements                   Page
                                                                         ----
     Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                    19

     Consolidated Balance Sheets, December 31, 1997 and 1996              20

     Consolidated Statements of Stockholders' Deficiency for the
      years ended December 31, 1997, 1996 and 1995                        21

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                    22

     Notes to Consolidated Financial Statements                         23 - 39

                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of KENETECH Corporation:

     We have audited the accompanying consolidated balance sheets of KENETECH Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 1997. Our audits also included the financial statement schedules for 1997, 1996 and 1995 of KENETECH Corporation listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KENETECH Corporation and subsidiaries at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern (see Note 3). The Company incurred significant losses in 1997, 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998, the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. The Company has indicated that after or as part of a sale of its subsidiaries' interests in the Puerto Rico project (the only project in process) that it is likely that it, or certain of its subsidiaries, will seek protection under the Federal Bankruptcy Code. In addition, the Company believes KENETECH Windpower, Inc. (KWI), a wholly-owned subsidiary which filed for Chapter 11 protection under the Bankruptcy Code, will assert certain claims in bankruptcy against the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           KPMG Peat Marwick LLP


     San Francisco, California
     March 27, 1998

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995
                    (in thousands, except per share amounts)


                                                           1997           1996           1995
                                                        ----------     ----------     ----------
Revenues:
   Construction services................................$   35,994     $   50,958     $   63,178
   Energy sales.........................................     3,170         14,434         38,034
   Maintenance, management fees and other...............     1,829         16,219         41,371
   Windplant sales......................................         -          8,107        172,490
   Interest on partnership notes and funds in escrow....         -          1,125          5,320
   Energy management services...........................         -          1,047          7,196
                                                        ----------     ----------     ----------
     Total revenues.....................................    40,993         91,890        327,589

Costs of revenues:

   Construction services................................    36,105         46,557         55,674
   Energy plant operations..............................     8,895         31,886         62,649
   Windplant sales......................................         -          5,012        157,250
   Energy management services...........................         -            250          4,572
   Special charges......................................         -              -        224,551
                                                        ----------     ----------     ----------
     Total costs of revenues............................    45,000         83,705        504,696

Gross margin (Excess of expenses over revenues).........    (4,007)         8,185       (177,107)

Project development and marketing expenses..............     2,230          7,072         18,574
Engineering expenses....................................         -          4,206         12,401
General and administrative expenses.....................    13,804         29,281         40,393
                                                        ----------     ----------     ----------

Loss from operations....................................   (20,041)       (32,374)      (248,475)

Interest income.........................................       988          1,176          2,575
Interest expense........................................   (16,291)       (19,620)       (23,387)
Equity (loss) income of unconsolidated affiliates.......        66           (409)        (2,360)
Gain (loss) on disposition of subsidiaries and assets...    10,036         (9,623)             -
                                                        ----------     ----------     ----------

Loss before taxes.......................................   (25,242)       (60,850)      (271,647)
Income tax (benefit) provision..........................         -         23,391        (21,499)
                                                        ----------     ----------     ----------

       Net loss.........................................$  (25,242)    $  (84,241)    $ (250,148)
                                                        ==========     ==========     ==========

Net loss per common share:
   Basic and Diluted............................        $    (0.92)    $    (2.52)    $    (7.12)

Weighted average number of common shares
 used in computing per share amounts:
     Basic and Diluted..........................            36,830         36,781         36,341


   The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                      (in thousands, except share amounts)

                                     ASSETS
                                                                1997           1996
                                                             ----------     ----------
Current assets:
  Cash and cash equivalents..................................$    7,294     $   17,208
  Funds in escrow, net.......................................     1,997          5,221
  Accounts receivable........................................     4,669         17,940
  Inventories................................................       135            135
  Investment in power plant held for sale....................    16,128         19,209
  Investment in Puerto Rico project, net.....................    19,830              -
  Deferred tax assets, net...................................     4,300          4,300
  Other......................................................       961          3,986
                                                             ----------     ----------
     Total current assets....................................    55,314         67,999

Property, plant and equipment, net...........................    18,894         24,735
Investment in Puerto Rico project, net.......................         -         11,507
Investments in affiliates....................................         -             32
Deferred tax assets, net.....................................    13,613         13,613
Other assets.................................................     2,765          5,425
                                                             ----------     ----------
       Total assets..........................................$   90,586     $  123,311
                                                             ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable...........................................$   12,579     $   18,841
  Bank loans payable.........................................    24,236         18,860
  Accrued interest...........................................    26,103         13,462
  Accrued liabilities........................................    15,088         21,010
  Debt associated with power plant held for sale.............    16,128         16,578
  Other notes payable........................................     8,878         20,165
  Senior secured notes payable...............................    99,139         99,005
  Accrued losses on contracts................................     1,944          1,699
                                                             ----------     ----------
     Total current liabilities...............................   204,095        209,620

Accrued losses on contracts..................................         -            897
Estimated warranty costs and other long-term obligations.....         -          1,061
Accrued dividends on preferred stock.........................    18,196          9,633
                                                             ----------     ----------
     Total liabilities.......................................   222,291        221,211

Stockholders' deficiency:
  Convertible preferred stock - 10,000,000 shares
  authorized, $.01 par value; issued and outstanding
  102,492, $121,970 liquidation preference...................    99,561         99,561
Common stock - 110,000,000 shares authorized,
  $.0001 par value; issued and outstanding
  36,829,618 in 1997 and in 1996.............................         4              4
Additional paid-in capital...................................   127,658        136,221
Cumulative foreign exchange..................................        35             35
Accumulated deficit..........................................  (358,963)      (333,721)
                                                             ----------     ----------
     Total stockholders' deficiency..........................  (131,705)       (97,900)
                                                             ----------     ----------

       Total liabilities and stockholders' deficiency........$   90,586     $  123,311
                                                             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
              for the years ended December 31, 1997, 1996 and 1995
                      (in thousands, except share amounts)



                                                                                   Effect of     Retained
                                  Convertible         Common Stock    Additional   Cumulative    Earnings
                                Preferred Stock        Series A         Paid-in     Unearned     Foreign   (Accumulated
                                Shares   Amount   Shares      Amount    Capital   Compensation   Exchange    Deficit)      Total
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1994      102,492  $99,561  35,930,430  $    4  $  142,933  $        (870) $      -  $      7,090  $ 248,718
  Exercise of stock options           -        -     316,805       -         469              -         -             -        469
  Issuance of common stock            -        -     286,601       -       2,219              -         -             -      2,219
  Recognition of unearned
   compensation                       -        -           -       -           -            589         -             -        589
  Preferred stock dividends           -        -           -       -      (1,070)             -         -        (6,422)    (7,492)
  Foreign exchange                    -        -           -       -           -              -        86             -         86
  Net loss                            -        -           -       -           -              -         -      (250,148)  (250,148)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1995      102,492   99,561  36,533,836       4     144,551           (281)       86      (249,480)    (5,559)

  Issuance of common stock            -        -     295,782       -         233              -         -             -        233
  Recognition of unearned
   compensation                       -        -           -       -           -            281         -             -        281
  Preferred stock dividends           -        -           -       -      (8,563)             -         -             -     (8,563)
  Foreign exchange                    -        -           -       -           -              -       (51)            -        (51)
  Net loss                            -        -           -       -           -              -         -       (84,241)   (84,241)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1996      102,492   99,561  36,829,618       4     136,221              -        35      (333,721)   (97,900)

  Preferred stock dividends           -        -           -       -      (8,563)             -         -             -     (8,563)
  Net loss                            -        -           -       -          -               -         -       (25,242)   (25,242)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1997      102,492  $99,561  36,829,618  $    4  $  127,658  $           -  $     35  $   (358,963) $(131,705)
                                =======  =======  ==========  ======  ==========  =============  ========  ============  =========


                  The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                              1997           1996           1995
                                                           ----------     ----------     ----------
Cash flows from operating activities:
  Net loss.................................................$  (25,242)    $  (84,241)    $ (250,148)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
   (Gain) loss on disposition of subsidiaries and assets...   (10,036)         9,623              -
   Accrued and unpaid interest.............................    15,517              -              -
   Depreciation, amortization and other, net...............     8,406          3,117          1,672
   Special charges.........................................         -              -        224,551
   Deferred income taxes...................................         -         23,391        (21,579)
   Change in assets and liabilities
     excluding special charges:
    Funds in escrow, net...................................     3,224          2,382         (1,742)
    Accounts receivable....................................     9,171         16,688         31,237
    Partnership notes and interest receivable, net.........         -            290         (3,251)
    Inventories............................................         -          2,468         (9,712)
    Other assets...........................................     4,204            (56)        (1,031)
    Accrued warranties.....................................         -         (1,394)          (262)
    Accrued loss on contracts..............................      (652)          (692)         5,872
    Accounts payable and accrued liabilities...............   (15,714)         3,701         (4,977)
                                                           ----------     ----------     ----------
Net cash used in operating activities......................   (11,122)       (24,723)       (29,370)

Cash flows from investing activities:
  Sales of marketable securities...........................         -          3,536         19,949
  Purchases of marketable securities.......................         -         (3,536)          (481)
  Additions to property, plant and equipment...............         -           (390)       (11,489)
  Proceeds from sale of subsidiaries and assets............    20,877         13,471          3,021
  Proceeds from sale of power plant, net...................         -              -          4,069
  Expenditures on power plants under
   development or construction.............................   (10,896)        (4,036)         3,643
  Acquisition of Century Contractors West, Inc.,
   net of cash received....................................         -              -         (1,360)
  Investment in affiliates - Contributions.................         -         (1,814)       (11,000)
  Investment in affiliates - Distributions.................        14            605            723
                                                           ----------     ----------     ----------
  Net cash provided by investing activities................     9,995          7,836          7,075

Cash flows from financing activities:
  Proceeds from other notes payable........................       503          7,780         16,359
  Payments on other notes payable..........................   (11,790)        (6,791)       (27,248)
  Proceeds from bank loan..................................     2,500         21,030         90,500
  Bank loan repayments, net................................         -         (5,000)       (77,300)
  Proceeds from issuance of common stock, net..............         -            234          2,771
  Payment of preferred stock dividends.....................         -              -         (8,563)
                                                           ----------     ----------     ----------
Net cash provided by (used in) financing activities........    (8,787)        17,253         (3,481)
                                                           ----------     ----------     ----------

Increase (Decrease) in cash and cash equivalents...........    (9,914)           366        (25,776)
  Cash and cash equivalents at beginning of year...........    17,208         16,842         42,618
                                                           ----------     ----------     ----------
  Cash and cash equivalents at end of year.................$    7,294     $   17,208     $   16,842
                                                           ==========     ==========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

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

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the periods ending December 31, 1997 and 1996 have been prepared assuming the Company will continue as a going concern. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying December 31, 1997 and 1996 consolidated balance sheets. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows.

     The Company's construction subsidiary, CNF, is completing its projects in process and is in the process of disposing of its remaining assets and liabilities. The Company's consolidated statement of operations for the year ended December 31, 1997 and consolidated balance sheet as of December 31, 1997 include the following amounts relating to CNF:

                          Year ended December 31, 1997
                                 (in thousands)

           Revenues                                         $35,994
           Costs of revenues                                 36,105
                                                            -------
             Gross margin                                      (111)

           General and administrative expenses                7,376
                                                            -------
             Loss from operations                            (7,487)

           Gain on disposition of subsidiaries and assets    15,110
           Other                                               (286)
                                                            -------
           Income before income taxes                       $ 7,337
                                                            =======

                                     As of
                                December 31, 1997
                                 (in thousands)

Assets:                              Liabilities and owner's deficiency:
  Current assets           $ 6,935
  Property plant and                   Current liabilities             $ 13,621
    equipment                2,820
  Other long term assets       510     Owner's deficiency                (3,356)
                           -------                                     --------
     Total assets          $10,265      Total liabilities & deficiency $ 10,265
                           =======                                     ========

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

 2.  SIGNIFICANT ACCOUNTING POLICIES

     Export Sales: Windplant export sales were zero in 1997 and 1996, and 43% of total revenues in 1995.

     Unaffiliated Major Customers: The Company's energy sales to Pacific Gas and Electric Company (PG&E) were zero in 1997, 6% of total revenues in 1996, and 9% in 1995. Construction revenues from major customers were 82% of total revenues in 1997, 21% in 1996, and 6% in 1995.

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

     Depreciation: Depreciation is recorded on a straight-line basis over the estimated useful lives as shown below:

     Buildings and improvements                           30 years
     Cogeneration and substation facilities               30 years
     Machinery and equipment                              2 to 10 years
     Furniture and fixtures                               3 to 5 years
     Leasehold improvements                               Shorter of estimated
                                                          life or term of lease

     Research and Development: Expenditures for research and development are recorded as engineering expense when incurred and totaled zero in 1997 and 1996 and $13,408,000 in 1995.

     Interest Expense: Interest is capitalized on independent power plants under construction and self-constructed assets and totaled $2,636,000 in 1997, $587,000 in 1996 and $3,793,000 in 1995.

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

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

     Power Plant Held for Sale: Power plant held for sale represents the Company's share of a completed power plant (see Note 12).

     Investment in Puerto Rico Project: Investment in the Puerto Rico project represents the Company's share of a project under construction in Puerto Rico. (See Note 9).

     Other Assets: Other assets include debt issuance costs of $2,252,000 and $3,860,000 at December 31, 1997 and 1996 which are amortized on a straight-line basis over the term of the related debt. Such amortization expense was $1,582,000 in 1997, $1,176,000 in 1996 and $2,390,000 in 1995.

     Cash Flow Information: Short-term investments purchased with original maturities of three months or less are considered cash equivalents. In 1997, the Company capitalized $1,052,000 more in interest than was paid out in cash. Cash paid for interest (net of amounts capitalized) was $4,683,000 in 1996 and $18,520,000 in 1995. In 1997, 1996 and 1995 the Company
     received income tax refunds of $40,000, $1,343,000 and $1,393,000 respectively. Cash paid for income taxes was $146,000 in 1997 and zero in 1996 and 1995. The Company entered into capital leases for equipment of $3,205,000 in 1995, which are included in other notes payable.

     New Accounting Standards: In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) effective for the fiscal years ending after December 15, 1998. SFAS No. 130, requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from the net income. This statement is not anticipated to have any impact on the Company as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gain or loss on available for sale securities, etc.).

     In June 1997, the Financial Accounting Standards Board also issued Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) effective for the fiscal years ending after December 15, 1998. SFAS No. 131, provides revised disclosure guidelines for segments of an enterprise based on management approach to defining operating segments. The management of the Company believes that it currently operates in only one industry segment and analyzes operations on a Company-wide basis, therefore the statement is not expected to impact the Company.

 3.  LIQUIDITY AND GOING CONCERN

     The consolidated financial statements as of and for the year ended December 31, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998 the Company expects to generate losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management's plan to generate cash flow involves the sale of assets, primarily its interests in the Puerto Rico project for which it expects to receive substantial cash proceeds. There can be no assurance that the Company will be successful in implementing its plans and that the Company will continue as a going concern. Management believes that such sales, even if consummated, will not generate sufficient proceeds to ultimately provide any return of invested capital to the holders of the Company's common stock and that any proceeds received from asset sales will be used in operations or paid to creditors. In addition, the Company believes KWI may assert certain claims in bankruptcy against the Company. Consequently, after, or as a part of a sale of the Company's subsidiaries' interests in the Puerto Rico project (the Company's only project in process), the Company believes that it is likely that it, or certain of its subsidiaries, will seek protection under the Federal Bankruptcy Code.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

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
                                                            ========

     The above pro forma information is for illustrative purposes and does not necessarily reflect what would have happened had KWI actually been deconsolidated at the beginning of 1996.

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

5.  DISPOSITION OF SUBSIDIARIES AND ASSETS

     In conjunction with management's plans to address its liquidity the following transactions were entered into during 1997:

     1) In December 1997 the Company's construction subsidiary sold its joint venture interests in the EPC contracts for the Puerto Rico project for $18,700,000 cash and incurred a net gain of $15,842,000 on this transaction.

     2) The Company sold various fixed assets for which it received cash of $1,399,000 and incurred a net gain of $700,000.

     3) In 1997 the Company sold a 1% general partner interest in a cogeneration plant in Jamaica for $16,000 and incurred a loss of $6,000 on this transaction.

     4)   Additionally   the  Company   wrote  various  other  assets  held  for
          disposal down to management's estimate of fair market value.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

 6.  LOSS PER SHARE

     Loss per share  amounts  were  calculated  as follows  for the years  ended
     December 31, 1997, 1996, and 1995 (in thousands, except for per share amounts).
                                                  Basic and Diluted
                                          ---------------------------------
                                            1997        1996         1995
                                          ---------   ---------   ---------
         Net loss                         $ (25,242)  $ (84,241)  $(250,148)
         Less preferred stock dividends      (8,563)     (8,563)     (8,563)
                                          ---------   ---------   ---------
         Net loss used in per
           share calculations             $ (33,805)  $ (92,804)  $(258,711)
                                          =========   =========   =========
         Weighted average shares used
           in per share calculations         36,830      36,781      36,341
                                          =========   =========   =========
              Net loss per share          $   (0.92)  $   (2.52)  $   (7.12)
                                          =========   =========   =========

     Preferred stock dividends are added to the net loss. The Company incurred net losses after preferred stock dividends for all periods presented, therefore common stock equivalents are not included in weighted average shares used in the loss per share calculation because they would be anti-dilutive (reduce the loss per share).

     During February 1997, The Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.128) and is effective for the fiscal years ending after December 15, 1997, and accordingly the Company has adopted SFAS No. 128 in the accompanying financial statements. SFAS No. 128 requires the presentation of basic and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings as previously required.

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

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

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

 8.  RELATED PARTY TRANSACTIONS

     The Company had transactions with related parties in the ordinary course of business. Related parties consist primarily of energy plant investments in which the Company owned partnership interests ranging from less than 1% to 50% with most such investments being 1% or less. The 1996 amounts include KWI amounts through May 29, 1996 (see Note 4). Pursuant to contracts either to provide Windplants, construction services or power plant management and maintenance, the Company had the following revenues from related parties, after elimination in consolidation of the Company's ownership interest:

                                          1997       1996      1995
                                        --------   --------   --------
                                   `            (in thousands)

        Windplant sales                 $      -   $  5,324   $128,626
        Maintenance, management fees
          and other                          167      8,939     19,209
        Interest on partnership notes
          and funds in escrow                  -      1,125      3,313
                                        --------   --------   --------
                                        $    167   $ 15,388   $151,148
                                        ========   ========   ========

     In addition, the Company has insignificant transactions with KWI relating to shared services.

 9.  INVESTMENT IN PUERTO RICO PROJECT

     A wholly-owned development subsidiary is a 50% joint venture partner with an affiliate of Enron Corporation in a project under construction in Puerto Rico. In December 1997 the project obtained construction and term debt financing. The project is a 507 MW (net) natural gas cogeneration facility and associated liquified natural gas facility which will produce electricity to be sold to Puerto Rico Electric Power Authority pursuant to a 22 year Power Purchase Agreement dated March 10, 1995.

     The power plant will be a combined cycle cogeneration facility consisting of two combustion turbines capable of operating on LNG, LPG, or fuel oil to generate electricity, and is expected to produce approximately 4 million megawatt hours of electricity annually under baseload conditions. Steam generated will also be used to convert sea water into fresh water in a desalination plant, which is expected to produce approximately 4 million gallons of potable water per day, of which approximately 1 million gallons per day will be required by the project, with the remainder being available for sale to local entities. This is the only project the Company (through its wholly-owned development subsidiary) has in process. The Company's wholly-owned development subsidiary intends to sell its interest in this project in 1998.

     Investment in the Puerto Rico project includes project development costs related to the Puerto Rico project, representing preconstruction costs incurred to complete the design of cogeneration facilities, to secure the necessary permits, to negotiate the contracts to construct and operate the project, to obtain construction financing and for other development services. Project development costs are capitalized once a project has reached the design and permitting stage and the Company has obtained a

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

     power purchase agreement or other enforceable right to sell power. Also included are the cash deposited into escrow for equity, a note receivable from the project entity for the development fee, net of deferred revenue related to the note and funds received from the first financial closing. When it is probable that future projects will not be completed or costs may not be recovered, such costs are written off or reserved for.

     The balance sheet of the project entity (excluding escrowed cash provided by the partners) as of December 31, 1997 was:

                                 Balance Sheet
                                December 31, 1997
                            (unaudited, in thousands)

     Cash and funds                       Accounts Payable            $  1,548
       in escrow           $  1,690       Interest and notes payable
                                            to affiliates               34,319
     Construction                         Construction loan payable    115,954
       in progress          150,131       Equity                             -
                           --------                                   --------
                           $151,821                                   $151,821
                           ========                                   ========

10.  FUNDS IN ESCROW

     The Company has various long-term debt agreements which have escrow fund requirements (see Note 15). The Company is required, under these agreements, to establish escrow accounts. Debt service payments are made from the escrow account. The escrow account balances at December 31, 1997 and 1996 were as follows:
                                                         1997       1996
                                                        ------    -------
                                                          (in thousands)

        Other notes payable                             $  345    $ 1,581
        Letters of credit collateral                         -      1,086
        Project collateral                               1,652      2,554
                                                        ------    -------
                                                        $1,997    $ 5,221
                                                        ======    =======

     As of December 31, 1997, funds in escrow were invested in short-term cash investments at rates ranging from zero to 5.1%. As previously discussed KWI's funds in escrow are not reflected in the December 31, 1996 balance sheet.

11.  ACCOUNTS RECEIVABLE

     Accounts  Receivable:  Accounts  receivable  at December  31, 1997 and 1996
     consisted of:                         1997       1996
                                         --------   --------
                                           (in thousands)
               Contracts - Billed:
                 Completed contracts     $  1,342   $  1,981
                 Contracts in progress        529      9,106
                 Retained                   1,614      2,216
               Contracts - Unbilled         2,175      2,782
               Operations and other           554      1,855
               Less: Allowance for
                 doubtful collections      (1,546)         -
                                         --------   --------
                                         $  4,668   $ 17,940
                                         ========   ========

     At December 31, 1997 and 1996 billed and unbilled receivables did not include any amounts from related parties. Operations and other receivables include zero and $33,000 respectively from related parties at December 31, 1997 and 1996.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

     A summary of costs incurred and estimated earnings on uncompleted contracts at December 31, 1997 and 1996 follows:
                                                  1997       1996
                                                --------   --------
                                                  (in thousands)
        Costs incurred and estimated earnings
         on uncompleted contracts               $ 66,444   $151,850
        Billings to date                          64,999    157,346
                                                --------   --------
                                                $  1,445   $ (5,496)
                                                ========   ========

     Such amounts were included in the consolidated balance sheets at December 31, 1997 and 1996 as follows:
                                                  1997       1996
                                                --------   --------
                                                  (in thousands)
        Costs incurred and estimated earnings
         in excess of billings on uncompleted
         contracts (accounts receivable)        $  2,175   $  2,782
        Billings in excess of costs and
         estimated earnings on uncompleted
         contracts (accrued liabilities)          (  730)    (8,278)
                                                --------   --------
                                                $  1,445   $ (5,496)
                                                ========   ========

12. INVESTMENT IN POWER PLANT HELD FOR SALE AND DEBT ASSOCIATED WITH POWER PLANT HELD FOR SALE

     Investment in power plant held for sale at December 31, 1997 and 1996 consisted of:
                                          1997        1996
                                        --------    --------
                                           (in thousands)

               Chateaugay power plant   $ 16,128    $ 19,209
                                        ========    ========

     The Company owns a 50% interest in a partnership which owns a 17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September, 1993. Debt associated with this project held for sale at December 31, 1997 and 1996 consisted primarily of tax-exempt bonds. In July 1991, the partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the Authority) whereby the Authority loaned the partnership the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 (supported by a letter of credit from the partnership) to finance the construction of the Chateaugay project. The bonds are due July 1, 2021. As the partnership makes debt payments, the Company reduces its pro rata 50% share of the debt accordingly ($16,128,000 outstanding at December 31, 1997).

     In 1997, the carrying value of this investment was written down to the balance of the associated debt.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

13.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1997 and 1996 consisted of:

                                                          1997      1996
                                                        --------  --------
                                                          (in thousands)

        Land                                            $    580  $    580
        Buildings and improvements                         3,235     2,966
        Cogeneration facility                             22,282    26,467
        Machinery, equipment and other                     2,607     6,122
                                                        --------  --------
                                                          28,704    36,135
        Less accumulated depreciation                      9,810    11,400
                                                        --------  --------
                                                        $ 18,894  $ 24,735
                                                        ========  ========

     Depreciation  expense  was  $1,481,000  in 1997,  $6,814,000  in 1996,  and
     $14,527,000 in 1995. As previously discussed property, plant and equipment of KWI are not reflected in the December 31, 1997 and 1996 balance sheets.


14.  BANK LOAN PAYABLE

     On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the Puerto Rico project being jointly developed by the Company. Throughout 1996 and most of 1997, amounts borrowed under this agreement bore interest at the 90 day LIBOR plus 7.5%. This rate was reduced to the 90 day LIBOR plus 5.9% upon the project receiving construction financing in December 1997. The 90 day LIBOR rate was 5.8% at December 31, 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interest in this thermal power plant. No further funds are available under this agreement since the remaining funding capacity is structured to accommodate accrued and unpaid interest for the remaining term of the loan. The outstanding balance on this bank loan was $24,236,000 at December 31, 1997.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

15.  OTHER NOTES PAYABLE

     Other notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                                                                1997       1996
                                                                                                              --------   --------
                                                                                                                (in thousands)

     Note bearing interest at 11.3%, due in equal annual installments of principal and interest through
     2002, collateralized by a cogeneration facility owned by the Company and requiring an escrow account.    $  7,689   $  8,667

     Borrowings under a $5,000,000 revolving credit agreement bearing interest at 1% above the bank's prime
     rate through November 1997. (1)                                                                                 -        166

     Borrowings under a $7,500,000 term loan agreement bearing interest at the bank's prime rate through
     August 31, 1996 and at 1% above the bank's prime rate thereafter, due in quarterly installments of
     $267,857 plus interest through December 31, 2000 and $2,142,860 due on March 31, 2001. (1)                      -      6,351

     Borrowings under a $4,400,000 revolving loan agreement, interest rate selected by the Company from specified alternatives (7.4% and 7.6% at December 31, 1997 and 1996, respectively), convertible to a
     15-year term loan, payable semi-annually, collateralized by land, building and equipment. (1)                   -      3,645

     Borrowings under a $1,200,000 loan agreement, due in 1999 bearing interest at prime plus 3% (11.25% at
     December 31, 1997).                                                                                         1,144        641

     Notes bearing interest at 7.0% due through 1999.(2)                                                             6        504

     Other obligations bearing interest at 8.2% to 9.9% due through 1999, collateralized by equipment.              39        191
                                                                                                              --------   --------
                                                                                                              $  8,878   $ 20,165
                                                                                                              ========   ========

           (1) Facility was associated with the Company's construction subsidiary and was paid off and terminated in December 1997.

           (2) The Company did not make the required principal and interest payment on December 1, 1996 and the holders of the notes notified the Company of their collective intention to accelerate the obligation to pay the unpaid  balance of the notes plus accrued interest.  In 1997, the Company paid $360,000 in full settlement of $540,000 of unpaid principal and interest.

     Certain of the debt agreements provide events of default including provisions which allow the lenders to accelerate repayment of the debt should other debt of the Company experience an event of default which would cause such other debt to be accelerated. Because of these provisions all other notes payable are considered current.

     The Company maintained a revolving credit agreement for working capital purposes which was due to expire on May 30, 1996. This agreement required the Company to meet certain financial ratios, net worth tests and indebtedness tests. In April 1996 the Company renegotiated the revolving credit agreement to provide for up to $5,000,000 for working capital purposes for the Company's construction subsidiary (CNF) through April 30, 1997. The renegotiated agreement also provided a term loan of $7,500,000 which was used to pay the $5,000,000 outstanding at March 30, 1996 and to provide cash collateral for up to $2,500,000 in outstanding letters of credit. The loan would have become immediately payable upon the sale of CNF. The agreement required CNF to meet certain net worth, financial ratio and debt service coverage tests. At December 31, 1996 CNF was not in compliance with these covenants. The bank issued a notice of default letter which stated that due to KWI's bankruptcy filing and certain covenant violations it would not make any further advances under the revolving credit agreement. The balance due under this facility was paid off in December 1997 and the facility was terminated.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

16.  SENIOR SECURED NOTES PAYABLE

     In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount is being amortized on the effective yield method through 2002. The unamortized discount was $861,000 at December 31, 1997. Interest on these notes is due June 15 and December 15 of each year. The Notes are redeemable, at the option of the Company, beginning December 15, 1997 at 106% of par, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. The Company did not pay the interest due June 15 and December 15, 1997 or June 15 and December 15, 1996 totaling $12,750,000 for each year respectively, and is in default. At December 31, 1997 and 1996 the debt was classified as a current liability.

17.  STOCKHOLDERS' DEFICIENCY

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

     The holders of the preferred stock may convert their shares into common stock at any time at the rate of 41.665 common shares for each preferred share. The preferred stock is not convertible by the Company prior to May 15, 1997. However, after that date and prior to May 15, 1998, the Company may convert the preferred stock and should be expected to do so if the then current market value exceeds the call price as defined. At such time the preferred shareholder would receive the number of common shares equal to the call price (initially $1,033.40, declining ratably to $1,012.50) divided by the market price of the common stock, but in no event fewer than
     41.665 common shares for each share of preferred stock. If not previously converted, on May 14, 1998, each preferred share will mandatorily convert into 50 shares of common stock and the right to receive cash equal to all accrued and unpaid dividends. The Company has recorded a liability as of December 31, 1997 and 1996 for unpaid dividends of $18,196,000 and $9,633,000 respectively.

     The preferred stock is held by a depositary and 5,124,600 depositary shares have been issued. Each depositary share represents one-fiftieth of a preferred share, with the holder entitled, proportionately, to all the rights and preferences of the underlying preferred stock.

     Stock Options: The Company currently has various stock option plans and programs under which both qualified and non-qualified incentive stock options have been granted. Options authorized and available for grant at December 31, 1997 totaled approximately 4,097,000 shares in addition to 2,019,300 shares granted and outstanding at December 31, 1997.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 for the years ended December 31, 1997, 1996 and 1995

     Stock option activity during 1997, 1996 and 1995 was as follows:

                                                                 Exercise
                                                   Options         Price
                                                  ---------   ---------------
      Outstanding December 31, 1995               2,135,000    1.25  -  23.25
        Granted                                   1,750,000         0.81
        Canceled                                 (1,378,000)   1.25  -  23.25
                                                  ---------
      Outstanding December 31, 1996               2,507,000    0.81  -  19.75
        Canceled                                   (487,700)   0.81  -  19.75
                                                  ---------
      Outstanding December 31, 1997               2,019,300    0.81  -  19.75
                                                  =========

     The weighted average exercise price of outstanding options at December 31, 1997 was $3.4825. Stock options vest as follows:
                                                                 Exercise
                                                   Shares          Price
                                                  ---------  ----------------
      Currently exercisable                         425,000  $ 1.25  - $19.75
      1998                                           44,100   12.81  -  16.50
      1999                                           25,200   12.81  -  16.50
      2000                                           25,000        16.50
      2001                                              -
      2002                                        1,500,000         0.81
                                                  ---------
                                                  2,019,300
                                                  =========

     The Financial  Accounting  Standards Board (FASB) has issued  Statement No.
     123. "Accounting for Stock-Based Compensation" which is effective for 1996 financial statements. SFAS No. 123 requires either recognition of compensation expenses for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations had the Company recognized such expense. The Company has elected the supplemental disclosure option. The Company believes that the effects on the reported net loss for 1997, 1996 and 1995 had stock-based compensation been recognized as expense under the provisions of SFAS No. 123 would not be material.

18.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                               1997       1996       1995
                                             --------   --------   --------
                                                    (in thousands)
        Current:
          Federal                            $      -   $     54   $   (590)
          State                                     -        150        105
          Foreign                                   -        100          -
                                             --------   --------   --------
                                                    -        304       (485)
                                             --------   --------   --------
        Deferred:
          Federal                                   -     20,201    (17,965)
          State                                     -      2,886     (3,049)
                                             --------   --------   --------
                                                    -     23,087    (21,014)
                                             --------   --------   --------
      Total income tax provision (benefit)   $      -   $ 23,391   $(21,499)
                                             ========   ========   ========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 for the years ended December 31, 1997, 1996 and 1995

     A reconciliation of the total income tax (benefit) to income taxes calculated at the federal statutory tax rate of 35% is as follows:

                                               1997       1996       1995
                                             --------   --------   ---------
                                                      (in thousands)

     (Loss) before income taxes              $(25,242)  $(61,568)  $(271,647)
                                             ========   =========  =========

     Statutory federal income tax
      (benefit) provision                    $ (8,835)  $(21,549)  $ (95,076)
     State income taxes, less
      federal tax benefit                      (1,262)    (2,928)    (16,136)
     Change in valuation allowance due to
      current operations                       10,097     24,627      89,705
     Reduction of net deferred tax asset
      attributable to deconsolidation of KWI        -     23,087           -
     Other                                          -        154           8
                                             --------   --------   ---------
     Total income tax provision (benefit)    $      -   $ 23,391   $ (21,499)
                                             ========   ========   =========

     As of December 31, 1997 and 1996, the deferred tax balances consisted of the following:

                                                          1997       1996
                                                        --------   --------
                                                           (in thousands)

     Current assets                                     $  4,340   $  4,340
                                                        --------   --------
                                                           4,340      4,340

      Current liabilities                                    (40)       (40)
                                                        --------   --------
          Current deferred tax assets, net              $  4,300   $  4,300
                                                        ========   ========
      Noncurrent assets:
        Dealer installment sales                        $      -   $      -
        Federal and state net operating loss
         and tax credit carryforwards                     45,759     37,662
        Gain on sale of fixed assets
         and investment interests                          3,461      3,061
        Project development costs                          5,855      4,655
        Other                                                800        800
                                                        --------   --------
                                                          55,875     46,178
        Valuation allowance                              (32,273)   (22,176)
                                                        --------   --------
                                                          23,602     24,002
      Noncurrent liabilities:
        Depreciation and basis differences                (4,742)    (5,142)
        Other                                             (5,247)    (5,247)
                                                        --------   --------
                                                          (9,989)   (10,389)
                                                        --------   --------
          Noncurrent deferred tax assets, net           $ 13,613   $ 13,613
                                                        ========   ========

     Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the tax basis of assets and liabilities and the reported amounts of these assets and liabilities for financial reporting purposes. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are more likely than not to not be realized which resulted in $10,097,000 and $24,627,000 being recognized in 1997 and 1996. After the deconsolidation of KWI, the Company's recorded net deferred tax asset is $17,913,000. This amount will be realized if taxable net gains of approximately $50,000,000 are recognized, which management believes is more likely than not to be realized from the sale of the Company's interests in the Puerto Rico project. It is possible that the actual deferred tax assets realized may be higher or lower than the amounts currently recognized.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

     The following table summarizes carryforwards (including KWI) available for income tax purposes at December 31, 1997 (in thousands):

                                                            Expiration Dates
                                                            -----------------

        Investment tax credits                   $  1,706   2003 through 2005
        Research and development tax credits,
          federal and state                         2,307   2003 and 2008
        California solar tax credits                7,693   Indefinite
        Alternative minimum tax credit              1,784   Indefinite
        Net operating loss - federal              137,462   2007 through 2012
        Net operating losses of acquired
          subsidiaries subject to restrictions      2,202   2001 through 2005
        Production Tax Credit                       1,675   2009 through 2011

     The Company's tax position could be adversely effected by changes in the Company's ownership or the resolution of KWI's bankruptcy.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                            1997                 1996
                                     -------------------  -------------------
                                               Estimated            Estimated
                                     Carrying    Fair     Carrying    Fair
                                      Amount     Value     Amount     Value
                                     --------  ---------  --------  ---------
                                                  (in thousands)
        Assets:
         Cash and cash equivalents   $  7,294  $   7,294  $ 17,208  $  17,208
         Funds in escrow                1,997      1,997     5,221      5,221

        Liabilities:
         Power plant construction
           financing                   16,128          -    16,958          -
         Senior secured notes payable  99,139          -    99,005          -
         Other notes payable            8,878          -    20,165          -

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

     Funds in escrow: Fair value represents market value as reported by the financial institution holding the funds in escrow.

     Power plant construction financing, Senior secured notes payable, and Other notes payable: For 1997 and 1996, the fair value is undeterminable.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

20.  COMMITMENTS AND CONTINGENCIES

     Leases: At December 31, 1997 the Company had various operating lease agreements covering facilities and equipment. Substantially all leases provide for renewal options which give the Company the right to extend the leases at reduced rentals. Minimum rental commitments for future years are as follows (in thousands):

                        1998              $  527
                        1999                 453
                        2000                 316
                        2001                 102
                        2002                  86
                        Thereafter         1,634

     Lease expense totaled $411,000 in 1997,  $1,689,000 in 1996, and $8,699,000
     in 1995.

     Litigation: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

     In separate orders dated March 24, 1997 and April 16, 1997, the Court granted plaintiffs' motion for certification of a plaintiff class consisting of all persons or entities who purchased KENETECH common stock between September 21, 1993 and August 8, 1995 or KENETECH depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and denied without prejudice plaintiffs' motion for certification of an underwriter defendant class. The plaintiffs then filed a Third Amended Complaint adding additional plaintiffs alleged to have claims based on section 11 of the Securities Act of 1933. On October 15, 1997, the Court issued an order certifying a plaintiff and defendant underwriter class as to the section 11 claim.

     There have been two unsuccessful attempts at mediation to settle the action and one unsuccessful settlement conference ordered by the federal judge presiding over the action. Trial in this action is scheduled for the summer of 1998. The Company intends to continue to contest the action vigorously.

     Enercon Litigation: In 1996, Enercon GmbH ("Enercon") filed suit in Federal Court against the Company, individual officers of the Company and/or KENETECH Windpower, Inc. ("KWI"), and KWI's expert witness in proceedings before the U.S. International Trade Commission (the "ITC"), for alleged misconduct related to patent infringement proceedings instituted by KWI against Enercon and The New World Power Corporation ("New World Power") that resulted in issuance of an exclusion order by the ITC that barred Enercon and New World Power from importing infringing wind turbines products into the United States. In its suit, Enercon alleges malicious prosecution, patent misuse and anti-trust violations. Enercon has appealed

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

     the ITC's exclusion order to the Federal Circuit Court of Appeals in addition to filing this suit. Upon motion of the defendants, this suit has been stayed by the Federal District Court pending the outcome of the appeal of the exclusion order.

     Puerto Rico Litigation: In connection with the LNG-fired power plant being developed in Penuelas, Puerto Rico by EcoElectricia, L.P., a partnership whose partners are subsidiaries of the Company and Enron Corporation, certain environmental groups, citizens and the union which represents electrical workers for the Puerto Rico Electric Power Authority ("PREPA") brought a civil action challenging the procedure used by PREPA to select, among others, EcoElectrica to design, finance, construct, own and operate the Penuelas, Puerto Rico project, and requesting injunctive and declaratory relief. On January 21, 1997, the Ponce Superior Division of the Court of First Instance of Puerto Rico (the trial court) (No. JPE 96- 0345) dismissed the complaint, holding that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. On March 13, 1997, the plaintiffs, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (Appellants), filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them. EcoElectrica intervened in the action before the trial court and the appeal is currently pending.

     Westinghouse Litigation: C. N. Flagg Incorporated, a wholly-owned subsidiary of CNF Industries, Inc., has instituted legal proceedings against Westinghouse Electric Corporation ("Westinghouse") in the U.S. Federal District Court in Minnesota to recover $6.0 million as compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. Westinghouse has filed a counter-claim for $2.6 million alleging overpayment. C. N. Flagg filed a motion for summary judgment which was denied.

     Wrongful Termination Litigation: On December 31, 1987, a former employee of CN Flagg Power, Inc. ("CN Power") (formerly, a wholly-owned subsidiary of CNF Industries, Inc.) filed a complaint with the State of Connecticut Commission of Human Rights and Opportunities (the "Commission") alleging that he was wrongfully terminated from his position at Millstone Point, a nuclear energy generation facility owned and operated by Northeast Utilities ("Northeast"). CN Flagg's motion to dismiss the complaint has been denied by the Commission; Northeast's motion to dismiss is pending. Damages are alleged to be in the area of $300,000.

     Eemsmond Litigation: Certain companies have threatened to bring suit against CNF Constructors, Inc. ("CNF") (a wholly-owned subsidiary of CNF Industries, Inc.) alleging CNF's failure to make payments on certain equipment or civil construction services supplied in connection with the construction of a windplant in The Netherlands. The amounts alleged to be unpaid are in the area of $2,000,000.

     General Motors Litigation: Plaintiffs CCF-1, Inc., Flagg Energy Development Corporation (each a direct or indirect wholly-owned subsidiary of KENETECH Energy Systems, Inc.) and Process Construction Supply, Inc. (a wholly-owned subsidiary of CNF Industries, Inc.) brought suit against defendant General Motors ("GM") in Connecticut State Court alleging breach of contract, breach of express warranty, breach of implied warranty, breach of repair warranty, misrepresentation and unfair trade practices involving gas turbine engines installed at the Hartford Hospital co-generation plant owned by CCF-1. The trial court either struck or granted summary judgment in GM's favor on all causes of action, except the claim for breach of repair warranty. A directed verdict was entered in favor of GM upon trial of the one remaining cause of action. An appeal by the plaintiffs to the Supreme Court of the State of Connecticut seeking reversal of the directed verdict, the trial court's order to strike and the grant of summary judgment and remand of the matter for trial on all causes of action is pending.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The
     Company's management has made no evaluation regarding the anticipated costs, problems and uncertainties associated with the Year 2000 issue.

     Employment Contracts: Certain officers have employment contracts.

21.  QUARTERLY INFORMATION (UNAUDITED)

     Unaudited quarterly information for 1997 and 1996 was as follows (in thousands, except per share amounts):

                                Year Ended December 31, 1997 - Quarters
                                 First     Second     Third     Fourth
                                -------   --------   -------   --------
     Total revenues             $11,980   $ 12,918   $ 8,624   $  7,471
     Gross margin (Excess of
      expenses over revenues)       295        (41)   (3,954)      (307)
     Net income (loss)           (9,906)    (4,874)  (10,250)      (212)
     Per common share:
      Basic & Diluted
      - net income (loss)       $ (0.33)  $  (0.19)  $ (0.34)   $ (0.06)

                                Year Ended December 31, 1996 - Quarters
                                 First     Second     Third     Fourth
                                -------   --------   -------   --------
     Total revenues             $27,709   $ 29,491   $16,455   $ 18,235
     Gross margin (Excess of
      expenses over revenues)       397      8,163       242       (617)
     Net loss                   (16,750)   (32,435)  (10,155)   (24,901)
     Per common share:
      Basic & Diluted
      - net loss                $ (0.52)  $  (0.94)  $ (0.33)  $  (0.73)

     1997: In the fourth quarter the Company's construction subsidiary sold its joint venture interests in the Puerto Rico EPC contracts for a net gain. In the third quarter the Company wrote off the two turbines which failed at its wholly-owned cogeneration plant causing the excess of expenses over revenues to increase significantly.

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

     Not applicable.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     Directors and Executive Officers of the Company as of March 1, 1998, their ages and their present titles:

          Name                     Age       Position
          ----                     ---       --------

          Gerald R. Alderson       51        Director
          Charles Christenson      67        Director
          Angus M. Duthie          58        Chairman of the Board of Directors
          Mark D. Lerdal           39        Director, Chief Executive Officer
                                              and President
          Michael U. Alvarez       41        Vice President
          James J. Eisen           42        General Counsel, Vice President and
                                              Assistant Secretary
          Nicholas H. Politan      36        Chief Financial Officer, Vice
                                              President and Assistant Secretary
          Mervin E. Werth          51        Controller, Chief Accounting
                                              Officer and Assistant Treasurer

     BIOGRAPHICAL INFORMATION

     KENETECH Corporation, a Delaware corporation, was formed in 1986 as a holding company of KENETECH Windpower, Inc. (formerly, U.S. Windpower, Inc.). References to KENETECH are, prior to 1986, references to KENETECH Windpower, Inc.

     GERALD R. ALDERSON is a Director and the President of National Kilowatt, an unregulated electric retailer, and of Wattmonitor, an information services company for the electric industry. Mr. Alderson has served as a Director of KENETECH since September 1983 and served as Chairman of the Board from March 1995 until March 1996. He served as KENETECH's President and Chief Executive Officer from August 1981 until October 1995 and December 1995, respectively. He received his B.A. from Occidental College and his M.B.A. from the Harvard University Graduate School of Business Administration. He is a Class I Director.

     CHARLES CHRISTENSON is the Royal Little Professor of Business Administration, Emeritus, at the Harvard University Graduate School of Business Administration and has served as a Director of KENETECH since January 1980. In the past, he was Deputy for Management Systems in the Office of the Assistant Secretary of the Air Force, and held a variety of teaching and administrative positions at the Harvard University Graduate School of Business Administration. He received his B.S. from Cornell University and his M.B.A. and D.B.A. from Harvard University. He is a Class III Director.

     ANGUS M. DUTHIE is a general partner of Prince Ventures and has served as a Director of KENETECH since December 1980. He was elected as Chairman of the Board of KENETECH in March 1996. Prince Ventures manages various capital funds, in all of which F.H. Prince & Co., Inc. is a significant investor. F.H. Prince & Co., Inc. is a privately held corporation with business interests in real estate, as well as investments, both private and public. Mr. Duthie is also a director of Occupational Health and Rehabilitation, Inc., a publicly held company. Mr. Duthie holds a B.A. from Miami University (Ohio). He is a Class III Director.

     MARK D. LERDAL has served as a Director of KENETECH since March 1996 and as Chief Executive Officer and President since April 1996. He served as Vice President and General Counsel of KENETECH from April 1992 until March 1996. From April 1990 to March 1992 he served as Vice President and Counsel of KENETECH Energy Systems, Inc. He received his A.B. from Stanford University and his J.D. from Northwestern University School of Law. He is a Class III Director.

     MICHAEL U. ALVAREZ has served as Vice President of KENETECH since July 1994. He has served as President of KENETECH Energy Systems, Inc. since December 1993 and served as its Vice President from September 1991 until his election as President. He received his B.A. and J.D. from the University of Virginia.

     JAMES J. EISEN has served as Vice President and General Counsel of KENETECH and Vice President of KENETECH Windpower, Inc. since April 1996. He has served as General Counsel of KENETECH Windpower, Inc. since April 1991 and served as Counsel from 1986 to 1991. He received two Bachelor of Science degrees from the Massachusetts Institute of Technology and his J.D. from New York University School of Law.

     NICHOLAS H. POLITAN has served as Vice President and Chief Financial Officer of KENETECH since April 1996. He served as Vice President and Chief Financial Officer of KENETECH Windpower, Inc. from August 1995 and April 1996, respectively, until June 1998. He has served as Vice President of KENETECH Energy Systems, Inc. since March 1995, and served as Counsel from September 1992 until March 1995. He received his B.A. from Duke University and his J.D. from Stanford Law School.

     MERVIN E. WERTH has served as Controller of KENETECH since August 1991. Prior to that time, he was a Senior Manager for Deloitte & Touche LLP and Treasurer of Friends of Photography. He received his B.S. from University of California, Berkeley.

     Each officer is generally elected to hold office until the next Annual Meeting of the Company's Board of Directors. Directors are elected for a three-year term.

     Each of Gerald R. Alderson and Mark D. Lerdal were  directors of and Gerald
     R. Alderson, Mark D. Lerdal, Michael U. Alvarez, James J. Eisen and Nicholas H. Politan were executive officers of KENETECH Windpower, Inc. within the two-year period prior to KENETECH Windpower, Inc.'s chapter 11 filing in the United States Bankruptcy Court.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the SEC's regulations to furnish the Company with copies of all
     Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its executive officers, directors and owners of more than ten percent of the Company's stock were complied with, except that Mervin E. Werth filed one late report covering one transaction.

Item 11.    Executive Compensation
----------------------------------

     Each Director of the Company receives a quarterly retainer of $5,000 plus a $500 fee for each board meeting attended. In addition, each Director who serves on either of the Audit Committee or the Compensation Committee receives a meeting fee of $500 for attending any meeting of such Committees not held in conjunction with a meeting of the Board of Directors (see also footnote 1 to Summary Compensation Table). Directors were also eligible to receive automatic stock option grants under the Automatic Option Grant Program of the Company. The Automatic Option Grant Program has been discontinued and the Directors have not received any automatic option grants since 1995. See "Stock Plans" below.

     The following table sets forth, for the fiscal years ended December 31, 1997, 1996 and 1995, all compensation, for services rendered in all capacities to KENETECH and its consolidated subsidiaries (except as otherwise noted), awarded to, earned by or paid to (i) all individuals serving as Chief Executive Officer during 1997, (ii) the four most highly compensated executive officers of the Company in addition to the Chief Executive Officer who were serving as executive officers at the end of 1997, and (iii) a former executive officer of the Company for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer at the end of 1997. The table excludes compensation paid by KENETECH Windpower, Inc. in 1996 and 1997 since it ceased to be accounted for as a consolidated subsidiary in 1996.


                                           SUMMARY COMPENSATION TABLE
================================================================================================================
                                                                            Long-Term
                                                                           Compensation   All Other Compensation
                                         Annual Compensation                  Awards      ($)(3)
                             -------------------------------------------   ------------   ----------------------
                                                                            Securities
                                                            Other Annual    Underlying
Name                                                        Compensation     Options
  Principal Position         Year    Salary       Bonus        ($)(1)         (#)(2)
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
Mark D. Lerdal               1997   $ 401,295   $ 250,000   $     21,500              -   $            1,165,071
  Chief Executive Officer,   1996   $ 387,762   $ 300,000   $     21,500        500,000   $                1,152
  President and Director     1995   $ 202,432   $  20,000              -              -                        -
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
Michael U. Alvarez           1997   $ 351,134   $ 364,920              -              -   $                1,388
  Vice President             1996   $ 380,152   $ 200,000              -        250,000   $                1,388
                             1995   $ 225,729   $ 170,000              -              -                        -
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
James J. Eisen               1997   $  90,407   $  59,880              -              -   $              165,750
  General Counsel,           1996   $ 144,395   $  31,000              -        250,000                        -
  Vice President and         1995   $ 105,572   $  20,772              -              -                        -
  Assistant Secretary (4)
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
Nicholas H. Politan          1997   $ 175,567(5)$ 540,440(5)           -              -   $              175,000
  Chief Financial Officer,   1996   $ 178,261   $ 214,240              -        250,000                        -
  Vice President and         1995   $ 125,488         -                -              -                        -
  Assistant Secretary
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
Mervin E. Werth              1997   $ 125,405           -              -              -                        -(6)
  Controller,                1996   $ 125,405   $ 125,000              -              -                        -(6)
  Chief Accounting Officer   1995   $ 125,405   $   9,375              -              -                        -
  and Assistant Treasurer
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
Michael A. Haas              1997   $  40,857   $ 252,597              -              -   $               95,700
 (Vice President until       1996   $  93,780   $  59,100              -        250,000                        -
  4/11/97) (7)               1995   $  95,419   $  50,000              -              -                        -
================================================================================================================

(1)  Includes $21,500 in 1997 and 1996 for director's fees for Mark D. Lerdal.
(2)  Shares of Common Stock subject to stock options  granted  during the fiscal year.  No stock appreciation rights were granted during 1997, 1996 or 1995.
(3)  Includes $1,152 and $1,388 for 1997 and 1996 for insurance premiums paid by the
     Company with respect to term life insurance for the benefit of Mark D. Lerdal and Michael U. Alvarez, respectively, a pre-paid severance payment of $1,163,919 for Mark D. Lerdal, and severance payments of
     $175,000 paid to Nicholas H. Politan, $165,750 paid to James J. Eisen and $95,700 paid to Michael Haas upon termination of such individual's respective Employment Agreement with the Company.
(4)  In addition, KENETECH Windpower, Inc. paid Mr. Eisen a bonus of $50,999 from gross proceeds of certain asset sales occurring in 1996, $82,766 in salary, and $21,250 in bonus from gross proceeds of certain asset sales in 1997 and $183,582 in bonuses primarily earned in 1997 from proceeds of certain asset sales occurring in January 1998.
(5)  Includes a bonus of $267,163 primarily earned in 1997 from proceeds of certain asset sales occurring in January
     1998.  Although all of Mr. Politan's compensation is paid by KENETECH Corporation, approximately $640,000 was funded by KENETECH Windpower, Inc.
(6)  All of the defendant officers and directors (including Mr. Werth) and KENETECH Corporation are jointly represented by the same counsel in the securities class action described in Item 3 to this 10-K.  A portion of such counsel's legal fees has been paid by the Company, however, such fees have not been apportioned among the individual defendants.
(7)  In addition, KENETECH Windpower, Inc. paid Mr. Haas $33,441 in salary and $406,823 in bonus from gross proceeds of certain asset sales in 1996 and $15,480 in salary and $19,500 in bonus from gross proceeds of certain asset sales in 1997.


     No options or stock appreciation rights were awarded to the Chief Executive Officer or the named executive officers of the Company during the fiscal year ended December 31, 1997.

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1997, with respect to the Chief Executive Officer and the named executive officers of the Company. No stock appreciation rights were outstanding during such fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
==================================================================================================================
                                                         Number of Securities            Value of Unexercised
                         Shares                     Underlying Unexercised Options       In-the-Money Options
                      Acquired on      Value              At Fiscal Year-End              At Fiscal Year-End
Name                  Exercise (#)   Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable (1)
===================   ------------   ------------   ------------------------------   -----------------------------
Mark D. Lerdal                   -              -                   31,000/535,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Michael U. Alvarez               -              -                  130,000/280,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
James J. Eisen                   -              -                        -/250,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Nicholas H. Politan              -              -                    2,400/250,600                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Mervin E. Werth                  -              -                     20,000/2,500                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Michael A. Haas                  -              -                  000,000/000,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------

(1)  The exercise price of all options exceeds the market price of the underlying shares at December 31, 1997.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, Messrs. Christenson, Duthie and Pifer(1), served as members of the Compensation Committee of the Company. None of the members of the Compensation Committee have ever been officers or employees of the Company. Mr. Lerdal may have attended meetings of the committee, but was not present during deliberations or discussions regarding his own compensation.

     (1) Howard W. Pifer III resigned effective February 21, 1997 from the Board of Directors.

     EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE-IN-CONTROL
       ARRANGEMENTS

     Messrs. Alvarez, Lerdal and Werth are the only executive officers of the Company currently under an employment agreement. Messrs. Eisen, Haas and Politan were under employment agreements during part of the fiscal year ended December 31, 1997 and entered into the severance agreements described below.

     KENETECH Energy Systems, Inc. and certain direct or indirect wholly-owned subsidiaries entered into an Employment Agreement with Mr. Alvarez that became effective December 1, 1997 (such agreement superseded Mr. Alvarez's prior employment agreement). The Employment Agreement provides that Mr. Alvarez is to be employed (unless terminated for cause) at his annual base salary of $350,000 until the later of i) December 31, 1998, (ii) 90 days following the sale of the Company's interests in the Penuelas, Puerto Rico project, or (iii) the date on which all payments under the Agreement have been made. In the event of a change in control, Mr. Alvarez will receive a lump sum payment equal to his annual base salary. Under the terms of the Employment Agreement, Mr. Alvarez was paid a $350,000 bonus in 1997 upon the closing of the construction financing for the Penuelas, Puerto Rico project, and may earn a bonus of up to $1,920,000 from the proceeds of the sale of the Company's interests in the Penuelas, Puerto Rico project, if such proceeds exceed $100 million and up to $262,500 from the proceeds of the sale of certain assets of KENETECH Energy Systems, Inc.

     The Company entered into an Employment Agreement with Mr. Eisen on April 12, 1996 that provided that Mr. Eisen would be (i) employed by the Company at annual base salary of $165,000, and (ii) entitled to receive a lump sum severance payment equal to his base salary for one year and continue to be covered by the Company health care and life insurance for one year. Upon a Change in Control, Mr. Eisen would receive a lump sum payment equal to one year's base salary. Pursuant to the terms of a Separation Agreement and Mutual Release entered into by the Company and Mr. Eisen on June 30, 1997, Mr. Eisen's Employment Agreement was terminated and he received a lump sum payment of $165,750. Mr. Eisen continues to be employed as an at-will employee of KENETECH Windpower, Inc.

     The Company entered into an Employment Agreement with Mr. Lerdal on April 1, 1996. Mr. Lerdal's initial employment period runs for a period of three years ending March 31, 1999 and is automatically renewable upon mutual agreement for an unlimited series of one-year periods. Pursuant to the terms and conditions of the Agreement, Mr. Lerdal (i) received a bonus of $100,000 upon execution of the Agreement, (ii) will receive a minimum annual base salary of $400,000 (subject to yearly adjustment), (iii) will be eligible to receive an annual bonus of up to 25% of his base salary, and
     (iv) will be eligible to earn additional bonuses of up to $450,000 upon the occurrence of certain stated objectives. All of the objective payments have been earned including the $250,000 paid as a bonus in 1997. In the event of Mr. Lerdal's involuntary termination (other than for cause) including non-renewal of the employment period, he will receive a severance payment equal to two years base salary plus health care and life insurance coverage for an additional two years. In the event of Mr. Lerdal's involuntary termination or resignation within six months of a Change in Control, Mr. Lerdal will receive a lump sum payment equal to one year's salary in addition to the payments set forth in the immediately preceding sentence. The severance provisions of such agreement were pre-funded in March 1997.

     The Company entered into an Employment Agreement with Mr. Politan on April 12, 1996 that provided that Mr. Politan would be (i) employed by the Company at an annual base salary of $175,000, (ii) entitled to receive a lump sum severance payment equal to his base salary for one year and continue to be covered by the Company health care and life insurance for one year, (iii) entitled to receive a bonus in the amount of $75,000 on December 31, 1996, and (iv) entitled to a bonus of $75,000 upon the occurrence of certain stated objectives. Upon a Change in Control, Mr. Politan would receive a lump sum payment equal to one year's base salary plus all unpaid bonuses. Pursuant to the terms of a Separation Agreement and Mutual Release entered into by the Company and Mr. Politan on August 1, 1997, Mr. Politan's Employment Agreement was terminated and he received a lump sum payment of $175,000. Mr. Politan was re-hired as an at-will employee of the Company.

     The Company has agreed to enter into a Retention Incentive Agreement with Mr. Werth which will provide that Mr. Werth will receive an incentive payment of $25,000 for each calendar quarter that he remains employed by the Company.

     The Company entered into a Separation Agreement and Mutual Release with Mr. Haas on March 12, 1997 that terminated Mr. Haas's Employment Agreement effective April 11, 1997. Pursuant to the terms and conditions of the Separation Agreement, Mr. Haas received a single lump sum payment of $95,700.

     STOCK PLANS

     The 1993 Option Plan and the 1993 Stock Purchase Plan (the "Purchase Plan") were implemented in September 1993. The Purchase Plan was discontinued following the August 1996 semi-annual purchase date. No Options were granted under the 1993 Option Plan during 1997.

     The Company has registered shares of Common Stock reserved for issuance under the 1993 Option Plan and the Purchase Plan thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act of 1933.

     The 1993 Option Plan

     Under the 1993 Option Plan, key employees (including officers), consultants to the Company and directors are provided an opportunity to acquire equity interests in the Company. The 1993 Option Plan contains three separate components: (i) a Discretionary Option Grant Program, under which key employees (including officers) and consultants may be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date; (ii) an Automatic Option Grant Program, under which option grants were automatically made at periodic intervals to directors to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date (this part of the plan has been discontinued); and (iii) a Stock Issuance Program, under which eligible individuals may be issued shares of Common Stock directly, either through the immediate purchase of the shares (at fair market value or at discounts of up to 15%) or as a bonus tied to the performance of services or the Company's attainment of prescribed milestones.

     The options granted under the Discretionary Option Grant Program may be either incentive stock options designed to meet the requirements of Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory options not intended to satisfy such requirements. All grants under the Automatic Option Grant Program were non-statutory options. Options may be granted or shares issued in the Discretionary Option Grant and Stock Issuance Programs to eligible individuals in the employ or service of the Company or any parent or subsidiary corporation now or subsequently existing.

     Under the Automatic Option Grant Program, each person who was a director at the time of the Company's initial public offering, received at the commencement of such offering, and each new director thereafter was, at the time he or she became a director, to receive an automatic option grant for 5,000 shares of Common Stock. In addition, at each annual stockholders' meeting, beginning with the 1994 annual meeting, each person who had been a director for at least six months was to be granted an option to purchase 1,000 shares of Common Stock. If more than 50% of the outstanding Common Stock were to be acquired in a hostile tender offer, each option granted under the Automatic Option Grant Program that has been outstanding for at least six months is to be automatically converted into the right to receive from the Company the excess of the tender offer price over the option price. No grants under the Automatic Option Grant Program have been made since 1995.

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

     The Purchase Plan

     The Purchase Plan was discontinued following the August 1996 semi-annual purchase date. Prior to discontinuation of the Purchase Plan, each full-time employee upon meeting certain conditions was eligible to participate in the Purchase Plan for one or more offering periods. The Purchase Plan was intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Code. The Purchase Plan was implemented in a series of successive offering periods, each with a maximum duration of twenty-four (24) months. The purchase price per share for any offering period was 85% of the lower of (i) the fair market value of the Common Stock on the start date of the offering period (or, if a participant joined the Purchase Plan after the start date of an offering period, on the date of the participant's entry into the Purchase Plan, provided that such amount was not less than the fair market value of the Common Stock on the start date of the offering period), and (ii) the fair market value on the semi-annual purchase date.

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

     See Item 3 of this 10-K regarding pending or threatened litigation involving any director or officer of the Company where indemnification will be required or permitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth certain information to the knowledge of the Company regarding the beneficial ownership of the Company's Common Stock and PRIDES as of March 1, 1998 for (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock or PRIDES, (ii) each of the Company's directors, the Chief Executive Officer and the named executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock and PRIDES listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     ===================================================================================================================
                                                         Number of Shares         Number of Shares
                                                          Of Common Stock             of PRIDES            Percentage of
     Beneficial Owners (1)                            Beneficially Owned (2)     Beneficially Owned   Shares Outstanding
     ==============================================   ----------------------     ------------------   ------------------
     Grace Brothers Ltd.                                           3,103,825(3)               5,000          8.4% Common
     1560 Sherman Avenue                                                                                     4.9% PRIDES
     Suite 900
     Evanston, IL  60201
     ==============================================   ----------------------     ------------------   ------------------
     Lawrence A. Heller                                              356,236(4)               8,550         0.96% Common
     Quadrangle Offshore                                                                                    8.34% PRIDES
     (Cayman) LLC
     31 West 52nd Street
     New York,  NY  10019
     ===============================================   ----------------------    ------------------   ------------------
     Gerald R. Alderson                                               287,000                     -                 *(5)
     ===============================================   ----------------------    ------------------   ------------------
     Charles Christenson                                               67,000                     -                 *
     ===============================================   ----------------------    ------------------   ------------------
     Angus M. Duthie                                                   59,720                     -                 *
     ===============================================   ----------------------    ------------------   ------------------
     Mark D. Lerdal                                                12,896,458                     -           35% Common
     ===============================================   ----------------------    ------------------   ------------------
     Michael U. Alvarez                                               131,441                     -                 *
     ===============================================   ----------------------    ------------------   ------------------
     James J. Eisen                                                         -                     -                 *
     ===============================================   ----------------------    ------------------   ------------------
     Nicholas H. Politan                                                2,400                     -                 *
     ===============================================   ----------------------    ------------------   ------------------
     Mervin E. Werth                                                   20,000                     -                 *
     ===============================================   ----------------------    ------------------   ------------------
     Michael A. Haas                                                    6,462(6)                 70(6)              *
     ===============================================   ----------------------    ------------------   ------------------
     All Directors and Executive Officers as a Group               13,464,019                     -           36% Common
      (the above-listed 8 persons, excluding
       Michael A. Haas)
     ===============================================   ----------------------    ------------------   ------------------

     (1)  Information for beneficial owners of 5% or more of the Company's Common Stock or PRIDES is reported from and as of the date of such owner's latest Schedule 13D or 13G (as amended) provided to the Company.
     (2)  Except as otherwise specifically noted, the number of shares stated as being beneficially owned includes
          (a)  all options under which officers or directors could acquire common stock currently and within 60 days following
               March 1, 1998 (i.e., Gerald R. Alderson (287,000 shares), Charles Christenson (47,000 shares), Angus M. Duthie
               (47,000 shares), Mark D. Lerdal (31,000 shares), Michael U. Alvarez (130,000 shares), Nicholas H. Politan (2,400 shares), Mervin E. Werth (20,000 shares) and all directors and officers as a group (564,400 shares)), and
          (b)  shares believed by the Company to be held beneficially by spouses.
          The inclusion of shares herein, however, does not constitute an admission that the persons named as stockholders are direct or indirect beneficial owners of such shares.
     (3)  According to a Statement on Schedule 13G/A filed with the Commission on January 27, 1998, includes 208,325 shares obtainable upon conversion of 5,000 shares of the Company's 8-1/4% Preferred Redeemable Increased Dividend Equity
          Securities (250,000 depositary shares) at the conversion rate of 41.665 shares of Common Stock per share.  According to such Statement on Schedule 13G/A, Grace Brothers Ltd. is an Illinois limited partnership that is a Broker or Dealer registered under Section 15 of the Securities Exchange Act of 1934.
     (4)  According to a Statement on Schedule 13D/A filed with the Commission on November 17, 1997, includes 356,236 shares obtainable upon conversion of 8,550 shares of the Company's 8-1/4% Preferred Redeemable Increased Dividend Equity
          Securities (427,500 depositary shares) at the conversion rate of 41.665 shares of Common Stock per share.
     (5)  Does not exceed one percent of the class so owned.
     (6)  Based on the latest information provided to the Company by Mr. Haas.


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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     KWI entered into certain Asset Sale Compensation Agreements with each of James J. Eisen, and Nicholas H. Politan and KWI and KENETECH International Ltd. ("KIL") entered into a certain Asset Sale Compensation Agreement with Michael A. Haas pursuant to which such executive officers of the Company have received or will receive a percentage ranging from 0.5% to 3% of the gross proceeds derived from the disposition of certain specified assets of KWI or KIL (see footnotes to the Summary Compensation Table for amounts earned in 1996 and 1997).

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

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1)FINANCIAL STATEMENTS

       KENETECH Corporation:

       The  consolidated   financial  statements  of  KENETECH  Corporation  are
       included in Part II, Item 8 as follows:


       KENETECH Corporation Consolidated Financial Statements            Page
       ------------------------------------------------------           ------

            Independent Auditors' Reports                                 18

            Consolidated Statements of Operations for the years ended
            December 31, 1997, 1996, and 1995                             19

            Consolidated Balance Sheets, December 31, 1997 and 1996       20

            Consolidated Statements of Stockholders' Equity (Deficiency)
            for the years ended December 31, 1997, 1996 and 1995          21

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                              22

            Notes to Consolidated Financial Statements                  23 - 39


(a) (2)KENETECH Corporation Financial Statement Schedules
       --------------------------------------------------

            I.    Condensed Financial Information of Registrant for the
                  years ended December 31, 1997, 1996 and 1995            54

            II.   Valuation and Qualifying Accounts for the years ended
                  December 31, 1997, 1996 and 1995                        55

       Financial statements and supplemental schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

(a)(3) EXHIBITS - All of the Exhibits (except 10.51 - 10.56 and 21.1) listed below were previously filed with Registration Statements or Reports on Form 10-K of KENETECH Corporation as specified below.

Number                        Description
3       ARTICLES OF INCORPORATION AND BYLAWS
3.1(3)  Restated   Certificate   of   Incorporation   of  KENETECH   Corporation
     ("KENETECH").
3.2(10) Restated Bylaws of KENETECH,  as amended  November 16, 1995 and February
     27, 1997.

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

     EMPLOYMENT AND SEVERANCE AGREEMENTS

10.33(8)  Employment  Agreement  dated as of March 1, 1995 between  KENETECH and
     Gerald R. Alderson.
10.34(8) Employment  Agreement dated as of December 1, 1994 between KENETECH and
     Joel M. Canino.
10.35(8)  Severance  Agreement  and Offer  Letters  both dated  January 23, 1995 between KENETECH and Ralph B. Muse.
10.36(9)  Employment  Agreement  dated as of December 31, 1995 between  KENETECH and Mark D. Lerdal.
10.37(9) Employment  Agreement,  dated as of January 1, 1996,  between  KENETECH
     Energy Systems, Inc. and Michael U. Alvarez.
10.38(9) Agreement, dated November 1, 1995, between KENETECH and GGG Inc. 10.39(9) Agreement, dated April 2, 1996, between KENETECH and GGG Inc.
10.40(9) Separation Agreement and Mutual Release,  dated as of October 12, 1995, between KENETECH and Jean-Yves Dexmier.
10.41(10) Employment Agreement Amendment, dated as of December 11, 1996, between
     KENETECH Energy Systems, Inc. and Michael U. Alvarez.
10.42(10) Employment  Agreement,  dated as of April 12, 1996,  between  KENETECH
     Corporation and James J. Eisen.
10.43(10) Employment  Agreement,  dated as of April 12, 1996,  between  KENETECH
     Corporation and Michael A. Haas.
10.44(10)  Employment  Agreement,  dated as of April 1, 1996,  between  KENETECH
     Corporation and Mark D. Lerdal.
10.45(10) Employment  Agreement,  dated as of April 12, 1996,  between  KENETECH
     Corporation and Nicholas H. Politan.
10.46(10) Separation  Agreement and Mutual  Release,  dated as of April 9, 1996, between KENETECH Corporation and Gerald R. Alderson.
10.47(10)  Separation  Agreement  and  Release,  dated  October 7,  1996,  among
     KENETECH Corporation, CNF Industries, Inc. and Joel M. Canino.

10.48(10) First Amendment to Separation Agreement and Release, dated October 28,
     1996, among KENETECH Corporation, CNF Industries, Inc. and Joel M. Canino. 10.49(10) Retention Agreement, dated February 2, 1996, by and between KENETECH
     Corporation and Mervin E. Werth.
10.50(10) Employment  Agreement,  dated as of April 12, 1996,  between  KENETECH
     Windpower, Inc. and Steven A. Kern.
10.51 Employment Agreement, effective December 1, 1997, among KENETECH Corporation, KENETECH Energy Systems, Inc., certain direct and in-direct subsidiaries of KENETECH Energy Systems and Michael U. Alvarez.
10.52 Separation Agreement and Mutual Release, dated as of June 30, 1997, between KENETECH Corporation and James J. Eisen.
10.53 Separation Agreement and Mutual Release, dated as of August 1, 1997, between KENETECH Corporation and Nicholas H. Politan.
10.54 Separation Agreement and Mutual Release, dated as of March 12, 1997, between KENETECH Corporation and Michael A. Haas.

     ASSET SALE AGREEMENTS

10.55 Master Agreement of Dissolution, Distribution and Assignment, dated as of August 27, 1997, between Enron Power I (Puerto Rico), Inc. and CNF Penuelas, Inc.
10.56 Master Agreement of Dissolution, Distribution and Assignment, dated as of August 27, 1997, between Enron Equipment Procurement Company and CNF Equipment, Inc.

16   LETTER RE: CHANGE IN CERTIFYING ACCOUNTANT

16.1 (9)    Letter from Deloitte & Touche, LLP dated May 11, 1995.
16.2 (9)    Letter from Deloitte & Touche, LLP dated May 17, 1995.

21   SUBSIDIARIES OF THE REGISTRANT

21.1 Subsidiaries

(1) Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission & by Registrant on November 16, 1994.
(2) Incorporated by reference to Amendment No. 3 to Form S-1, File No. 33-76590 filed April 27, 1994.
(3) Incorporated by reference to Form S-1, File No. 33-76590 filed with the Securities and Exchange Commission by the Registrant on March 18, 1994.
(4)  Incorporated  by  reference  to  Amendment  No.  1 to Form  S-1,  File  No.
     33-65902, filed with the Securities and Exchange Commission by the Registrant on August 19, 1993.
(5) Incorporated by reference to Form S-1, File No. 33-65902, filed with the Securities and Exchange Commission by Registrant on July 7, 1993.
(6)  Incorporated  by  reference  to  Amendment  No.  2 to Form  S-1,  file  No.
     33-53132, filed with the Securities and Exchange Commission by the Registrant on December 19, 1992.
(7) Incorporated by reference to Form S-1, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on October 9, 1992.
(8) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 5, 1995.
(9) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 15, 1996.
(10) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 1, 1997.

(b)  Reports on Form 8-K:

     The Registrant filed a Report on Form 8-K, dated December 17, 1997, annexing a press release issued on December 15, 1997 announcing the closing of the construction financing for the Penuelas, Puerto Rico project.

(c)  Exhibits:

     Other than items 10.51 - 10.56 and 21.1, the documents and agreements listed in Item 14(a)3 have been previously filed with the Securities and Exchange Commission and are hereby incorporated by reference.

(d)  Financial Statement Schedules:

     The financial statements and financial statement schedules listed in item 14(a)(1) and (2) are filed as part of this report.

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


                               KENETECH Corporation




                               By: /s/ Mark D. Lerdal
                                       Mark D. Lerdal
                               President, Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

           Signature               Title                         Date
       /s/ Mark D. Lerdal          President, Chief Executive    March 30, 1998
                                     Officer, and Director



           Mark D. Lerdal


       /s/ Nicholas H. Politan     Chief Financial Officer,      March 30, 1998
                                     Vice President and
                                    Assistant Secretary


           Nicholas H. Politan


       /s/ Mervin E. Werth         Corporate Controller,         March 30, 1998
                                   Chief Accounting Officer
                                   and Assistant Treasurer


           Mervin E. Werth


       /s/ Gerald R. Alderson      Director                      March 30, 1998




           Gerald R. Alderson


       /s/ Charles Christenson     Director                      March 30, 1998




           Charles Christenson


       /s/ Angus M. Duthie         Chairman of the Board         March 30, 1998
                                     of Directors




           Angus M. Duthie

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

                       CONDENSED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                             ---------   ---------   ---------
Equity in earnings of consolidated
  subsidiaries                               $(16,676)   $ (28,597)  $(257,313)
General and administrative (expenses)          (4,624)     (12,619)     (6,513)
  reimbursement
Interest income                                   118        4,061       7,210
Interest expense                              (14,096)     (14,072)    (15,031)
Gain (loss) on sales of
 subsidiaries and assets                       10,036       (9,623)          -
                                             --------    ---------   ---------
Income (Loss) before taxes                    (25,242)     (60,850)   (271,647)
Income tax expense (benefit)                        -       23,391     (21,499)
                                             --------    ---------   ---------
   Net income (loss)                         $(25,242)   $ (84,241)  $(250,148)
                                             ========    =========   =========

                            CONDENSED BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

Current assets:                                            1997        1996
                                                         --------    --------
   Cash and cash equivalents                             $  2,383    $  2,865
   Other                                                       72       3,076
                                                         --------    --------
      Total current assets                                  2,455       5,941

Investments in subsidiaries                               (22,346)    (14,427)
Due from affiliates                                        30,342      27,673
Other assets                                               16,171      15,700
                                                         --------     -------
      Total assets                                       $ 26,622    $ 34,887
                                                         ========    ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                      $    340    $    814
   Accrued liabilities                                     35,462      17,760
   Senior secured notes payable                            99,139      99,005
   Other                                                    5,190       5,575
                                                         --------    --------
      Total current liabilities                           140,131     123,154

Accrued dividends on preferred stock                       19,196       9,633
                                                         --------    --------
      Total liabilities                                   158,327     132,787

Stockholders' deficiency:
   Preferred Convertible Stock                             99,561      99,561
   Common stock                                                 4           4
   Other stockholders' deficiency                        (231,270)   (197,465)
                                                         --------    --------
      Total stockholders' deficiency                     (131,705)    (97,900)
                                                         --------    --------
         Total liabilities and stockholders' deficiency  $ 26,622   $  34,887
                                                         ========    ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

                   CONDENSED STATEMENTS OF CASH FLOWS for the
                  years ended December 31, 1997, 1996 and 1995

                                                1997        1996       1995
                                              --------    --------   --------
Net cash used in operating activities         $   (972)  $ (7,122)   $(40,346)
Net cash provided by investing activities        1,140     11,205      16,299
Net cash provided by (used in)
     financing activities                         (650)    (5,089)        949
                                              --------   --------    --------
Increase (Decrease) in cash and
     cash equivalents                             (482)    (1,006)    (23,098)
Cash and cash equivalents at
     beginning of year                           2,865      3,871      26,969
                                              --------   --------    --------
     Cash and cash equivalents at end of year $  2,383   $  2,865    $  3,871
                                              ========   ========    ========



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                    Balance   Charged to               Balance
                                   Beginning    Costs &   Deductions    at End
Description                        of Period   Expenses       (1)     of Period
-----------                        ---------  ----------  ----------  ---------
Warranty reserves:
   Year ended December 31, 1995    $   2,157  $   73,586  $    9,831  $  65,912
   Year ended December 31, 1996       65,912           -      65,912          -
   Year ended December 31, 1997            -           -           -          -

Project development allowance (2):
   Year ended December 31, 1995    $       -  $    24,805 $    3,279  $  21,526
   Year ended December 31, 1996       21,526        1,557     21,526      1,557
   Year ended December 31, 1997        1,557        1,943          -      3,500

Allowance for doubtful accounts:
   Year ended December 31, 1997    $       -  $     1,546 $        -  $   1,546


---------------
     (1) 1996 deductions result from the deconsolidaiton of KWI and the write-off of wood project in Illinois.
     (2)  Deducted from power plants under development.