Form 10-Q
period 1998-03-31
KENETECH CORP
filed 1998-05-20
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                or

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On May 15, 1998, there were 41,954,218 shares of the issuer's Common Stock, $.0001 par value outstanding, including 5,124,600 shares resulting from the mandatory conversion, on May 14, 1998, of the issuer's Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              periods ended March 31, 1998 and March 29, 1997                  4

            Consolidated Balance Sheets, March 31, 1998 and
              December 31, 1997                                                5

            Consolidated Statement of Stockholders' Deficiency for
              the period ended March 31, 1998                                  6

            Consolidated Statements of Cash Flows for the periods
              ended March 31, 1998 and March 29, 1997                          7

            Notes to Consolidated Financial Statements                      8-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        15-20


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   21

Item 2.  Changes in Securities.                                               21

Item 3.  Defaults Upon Senior Securities.                                     21

Item 6.  Exhibit and Reports on Form 8-K                                      21

                         PART I - FINANCIAL INFORMATION


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        for the quarterly periods ended March 31, 1998 and March 29, 1997
               (unaudited, in thousands, except per share amounts)

                                                         March 31,     March 29,
                                                           1998          1997
                                                         ---------     ---------
Revenues:
  Construction services ............................    $   2,894      $ 10,151
  Energy sales .....................................          177         1,342
  Maintenance, management fees and other ...........          416           487
                                                        ---------      --------
    Total revenues .................................        3,487        11,980

Costs of revenues:
  Construction services ............................        2,170         9,970
  Energy plant operations ..........................        1,264         1,715
                                                        ---------      --------

    Total costs of revenues ........................        3,434        11,685

Gross margin .......................................           53           295

Project development and marketing expenses .........          357            21
General and administrative expenses ................          845         5,686
                                                        ---------      --------

Loss from operations ...............................       (1,149)       (5,412)

Interest income ....................................          101           208
Interest expense ...................................       (3,615)       (4,749)
Equity loss of unconsolidated affiliates ...........          (35)           (5)
(Loss) Gain on disposition of subsidiaries and assets         (67)           52
                                                         ---------     --------

Loss before taxes ..................................       (4,765)       (9,906)
Income tax benefit .................................         --            --
                                                         ---------     --------

      Net loss .....................................     $ (4,765)     $ (9,906)
                                                         =========     ========

Net loss per common share - Basic and Diluted            $  (0.19)     $  (0.33)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           36,830        36,830



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                         March 31, December 31,
                                                           1998       1997
                                                         --------- ------------
Current assets:
   Cash and cash equivalents .........................   $   7,869 $      7,294
   Funds in escrow, net ..............................          84        1,997
   Accounts receivable ...............................       2,014        4,669
   Inventories .......................................         120          135
   Hartford Hospital Project .........................      15,434       15,642
   Investment in EcoElectrica Project, net............      20,663       19,830
   Investment in Chateaugay Project ..................      15,967       16,128
   Deferred tax assets, net ..........................      17,913       17,913
   Other assets ......................................       2,577        3,026
                                                         --------- ------------
Total current assets .............................          82,641       86,634

Property, plant and equipment, net ...................         656        3,252
Other assets .........................................         647          700
                                                         --------- ------------
      Total assets ...................................   $  83,944 $     90,586
                                                         ========= ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable ..................................   $   7,024    $  12,579
   Accrued liabilities ...............................      10,298       13,147
   Hartford Hospital Project debt ....................       8,826        7,689
   EcoElectrica Project development loan payable .....      24,997       24,236
   Chateaugay Project debt ...........................      16,006       16,128
   Other notes payable ...............................       1,211        1,189
   Senior secured notes payable ......................      99,172       99,139
   Accrued interest on senior secured notes payable ..      32,740       28,044
   Accrued losses on contracts .......................       1,944        1,944
                                                         --------- ------------
     Total current liabilities ......................      202,218      204,095

Accrued dividends on preferred stock .................      20,337       18,196
                                                         --------- ------------
    Total liabilities ................................     222,555      222,291

Commitments and contingencies

Stockholders'  deficiency:
   Convertible preferred stock - 10,000,000  shares
   authorized, $.01  par  value; issued and outstanding
   102,492,  $124,111 liquidation preference .........     99,561        99,561
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 36,829,618 issued and
   outstanding in 1998 and 1997 ......................           4            4
   Additional paid-in capital ........................     125,517      127,658
   Cumulative foreign exchange .......................          35           35
   Accumulated deficit ...............................    (363,728)    (358,963)
                                                         --------- ------------
    Total stockholders' deficiency ...................    (138,611)    (131,705)
                                                         --------- ------------
      Total liabilities and
       stockholders' deficiency ......................   $  83,944 $     90,586
                                                         ========= ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       for the quarterly period ended March 31, 1998 (unaudited, in thousands, except share amounts)

                                                                                  Effect of
                                Convertible        Common Stock      Additional   Cumulative
                              Preferred Stock                        Paid-In      Foreign    Accumulated
                              Shares    Amount   Shares      Amount  Capital      Exchange   Deficit      Total


Balance, December 31, 1997    102,492   $99,561  36,829,618  $4      $127,658     $35        $(358,963)   $(131,705)
  Preferred stock dividends        --        --          --   -        (2,141)     --               --       (2,141)
  Net loss                         --        --          --   -            --      --           (4,765)      (4,765)
                              -------   -------  ----------  --      --------     ---        ---------    ---------
Balance, March 31, 1998       102,492   $99,561  36,829,618  $4      $125,517     $35        $(363,728)   $(138,611)
                              =======   =======  ==========  ==      ========     ===        =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarterly periods ended March 31, 1998 and March 29, 1997
                            (unaudited, in thousands)

                                                   March 31,   March 29,
                                                    1998         1997
                                                   ---------   ---------

Cash flows from operating activities:
Net loss .......................................   $  (4,765)  $  (9,906)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation, amortization and other ........         635       1,097
   Accrued but unpaid interest .................       4,696         --
   Loss on sale of land, building and equipment          (67)        --
   Changes in assets and liabilities:
    Funds in escrow, net .......................       1,913         640
    Accounts receivable ........................       2,655         436
    Inventories ................................          15           4
    Other assets ...............................         --        2,100
    Accounts payable, accrued liabilities
     and accrued interest ......................      (7,305)      5,926
    Accrued loss on contracts ..................         --         (442)
                                                   ---------   ---------
     Net cash used in operating activities .....      (2,223)       (145)

Cash flows from investing activities:
   Proceeds from sale of property ..............       2,810         --
   Expenditures on EcoElectrica Project ........        (833)     (3,414)
   Investments in affiliates:
    Distributions ..............................         --           10
                                                   ---------   ---------
       Net cash provided by (used in) investing
         activities ...........................        1,977      (3,404)

Cash flows from financing activities:
    Borrowings on Hartford Hospital Project debt.        827         --
    Payments on other notes payable .............         (6)       (606)
                                                   ---------   ---------
      Net cash provided by (used in) financing
        activities ............................          821        (606)
                                                   ---------   ---------

Increase (Decrease) in cash and cash equivalents         575      (4,155)
   Cash and cash equivalents at
     beginning of period .......................       7,294      17,208
                                                   ---------   ---------

   Cash and cash equivalents at
     end of period .............................   $   7,869   $  13,053
                                                   =========   =========


     The accompanying notes are an integral part of these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation and its consolidated subsidiaries (the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997. These interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year.

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of March 31, 1998 and December 31, 1997 and for the periods ending March 31, 1998 and March 29, 1997, have been prepared assuming the Company will continue as a going concern. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company for financial reporting purposes and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying March 31, 1998 and December 31, 1997 consolidated balance sheets.

 2.  Significant Accounting Policies

     Revenues: Revenues from construction services are recognized on the percentage-of-completion, cost-to-cost method. Costs of such revenues include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs that can be attributed to specific contracts. Indirect costs not specifically allocable to contracts and general and administrative expenses are charged to operations as incurred. Revisions to contract revenue and cost estimates are recognized in the accounting period in which they are determined. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined.

     Maintenance and management fees: Maintenance and management fees are recognized as earned under various long-term agreements to manage or operate and maintain certain energy production facilities.

     Energy sales revenue: Energy sales revenue is recognized when electrical power or steam is supplied to a purchaser, generally the local utility company or site host, at the contract rate in place at the time of delivery.

     Depreciation: Depreciation is recorded on a straight-line basis over the estimated useful lives as shown below:

          Buildings and improvements              30 years
          Hartford Hospital Project               30 years
          Machinery and equipment                 2 to 10 years
          Furniture and fixtures                  3 to 5 years
          Leasehold improvements                  Shorter of estimated life or
                                                    term of lease

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

     Reclassified Amounts: Based upon management's plan to dispose of assets during 1998, certain assets have been classified as current. Related 1997 amounts have been reclassified for comparative purposes.

 3.  Liquidity and Going Concern

     The consolidated financial statements as of and for the quarter ended March 31, 1998 and as of December 31, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996 and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998 the Company expects to generate losses before the sale of assets due to administrative expenses and interest expense on debt in excess of gross margin. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to improve the Company's liquidity and to facilitate the continuation of its energy project development business by selling assets for substantial cash proceeds and by resolving significant claims between the Company and KWI arising from KWI's bankruptcy.

     In furtherance of that plan, the Company is actively marketing its interests in the EcoElectrica Project and has received several indications of interest from qualified potential purchasers. Management has also signed a letter agreement for the sale of the Hartford Hospital Project. In addition, the Company has recently entered into a Settlement Agreement and Release with, among others, KWI, pursuant to which, upon approval of the KWI Bankruptcy Court in exchange for a cash payment, KWI will release the Company from certain claims in bankruptcy and continue to be a member of the Company's consolidated group for income tax purposes.

     There can be no assurance that the Company will successfully complete its planned asset sales, that the Settlement Agreement and Release will be approved by the KWI bankruptcy court, or that, even if planned asset sales are completed and the Settlement Agreement and Release is approved, the Company will realize sufficient cash proceeds to discharge current liabilities and to provide additional working capital to enable the Company to continue as a going concern. Consequently, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Code.

 4.  Construction Subsidiary

     The Company's construction subsidiary is completing its projects in process and is in the process of disposing of its remaining assets and liabilities. The Company's consolidated statement of operations for the quarter ended March 31, 1998 and consolidated balance sheet as of March 31, 1998 include the following amounts relating to its construction subsidiary:

                          Quarter ended March 31, 1998
                                 (in thousands)

           Revenues                                         $ 2,894
           Costs of revenues                                  2,170
                                                            -------
             Gross margin                                       724

           General and administrative expenses                  281
                                                            -------
             Income from operations                             443

           Gain on disposition of subsidiaries and assets        (2)
           Interest income                                       74
                                                            -------
           Income before income taxes                       $   515
                                                            =======

                                     As of
                                March 31, 1998
                                 (in thousands)

Assets:                              Liabilities and owner's deficiency:
  Current assets           $ 4,869
  Property plant and                   Current liabilities             $  8,329
    equipment                    6
  Other assets                 476     Owner's deficiency                (2,978)
                           -------                                     --------
     Total assets          $ 5,351      Total liabilities & deficiency $  5,351
                           =======                                     ========


 5.  Net Loss Per Share

     Net loss per share amounts for the quarters ended March 31, 1998 and March 29, 1997 were calculated as follows:

                            Basic and Diluted
                    (in thousands, except per share amounts)

                                               March 31,    March 29,
                                                 1998         1997
                                               ---------    ---------
     Net loss                                  $  (4,765)   $  (9,906)
     Less preferred stock dividends               (2,141)      (2,141)
                                               ---------    ---------
     Net loss used in per share calculations   $  (6,906)   $ (12,047)
                                               =========    =========
     Weighted average shares used in per share
     calculations                                 36,830       36,830
                                               =========    =========
     Net loss per share                        $   (0.19)   $   (0.33)
                                               =========    =========


     Preferred stock dividends are added to the net loss. The Company incurred net losses after preferred stock dividends for all periods presented, therefore common stock equivalents are not included in weighted average shares used in the loss per share calculation because they would be anti-dilutive (reduce the loss per share). On May 14, 1998, the preferred stock was mandatorily converted into 5,124,600 shares of common stock, $.0001 par value, and dividends on the preferred stock ceased to accrue.

6.   Hartford Hospital Project and Associated Debt

     The Company indirectly owns a 16.6 MW cogeneration plant located in Hartford, Connecticut (the "Hartford Hospital Project"). Debt associated with the Hartford Hospital Project bears interest at 11.3%, amortizes beginning in 1999 with the last principal payment due in 2007, is colleratlized by the Hartford Hospital Project and requires an escrow account. In the first quarter of 1998, the terms of this note were renegotiated with the lender allowing the Company to borrow additional funds and defer principal payments.

7.   Investment in EcoElectrica Project and Associated Development Loan Payable

     The Company indirectly owns a 50% interest in an industrial complex currently under construction that will consist of a liquified natural gas import terminal and storage facility, a gas-fired cogeneration facility of approximately 540 MW, a desalination plant and assorted ancillary facilities located in Penuelas, Puerto Rico (collectively, the
     "EcoElectrica  Project").  On August 30, 1996,  the Company  entered into a
     $30,000,000 loan agreement with loan proceeds principally applied to the development of the EcoElectrica Project. Throughout 1996 and most of 1997, amounts borrowed under this agreement bore interest at the 90 day LIBOR plus 7.5%. This rate was reduced to the 90 day LIBOR plus 5.9% upon the Project receiving construction financing in December 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interests in the EcoElectrica Project. No further funds are available under this agreement since the remaining funding capacity is structured to accommodate accrued and unpaid interest for the remaining term of the loan. This loan matures in conjunction with commercial operations of the EcoElectrica Project.

8.   Investment in Chateaugay Project and Associated Debt

     The Company  indirectly  owns a 50% interest in a partnership  which owns a
     17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September, 1993 (the "Chateaugay Project"). Debt associated with the Chateaugay Project consisted primarily of tax-exempt bonds. In July 1991, the partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the Authority) whereby the Authority loaned the partnership the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 (supported by a letter of credit from the partnership) to finance the construction of the Chateaugay Project. The bonds are due July 1, 2021. As the Partnership make debt payments, the Company reduces its prorata 50% share of the debt accordingly.

9.   Other Notes Payable

     Other notes payable at March 31, 1998 and December 31, 1997 consisted of the following:


                                                        March 31,  December 31,
                                                          1998         1997
                                                        ---------  ------------
                                                             (in thousands)
     Borrowings under a $1,200,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (11.25% at March 31, 1998 and December 31, 1997).  $   1,174  $      1,144

     Notes bearing interest at 7.0% due through 1999.           6             6

     Other obligations bearing interest at 8.2% to
     9.9% due through 1999, collateralized by equipment.       31            39
                                                        ---------  ------------
                                                        $   1,211  $      1,189
                                                        =========  ============

10.   Senior Secured Notes Payable

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

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because the other debt was in default. The Company did not pay the interest due June 15 and December 15, 1997 or June 15 and December 15, 1996, and is in default. At March 31, 1998 and December 31, 1997 the debt was classified as a current liability.

11.   Contingencies

     Preferred Stock Litigation: On May 6, 1998, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P. ("Plaintiffs"), filed a Motion for a Temporary Restraining Order (the "Motion") and Verified Complaint for Declaratory Judgment and Injunctive Relief (the "Complaint"), in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs allege in the Motion and the Complaint that they are beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock") of the Company.

     Pursuant to the terms and conditions of the Restated Certificate of Incorporation, as amended (the "Restated Certificate"), of the Company and the Deposit Agreement, dated as of May 5, 1994 (the "Deposit Agreement"), among the Company, Chemical Trust Company of California, a California trust company (predecessor of ChaseMellon Shareholder Services, L.L.C.), and the holders from time to time of the depositary receipts described in the Deposit Agreement (the "Depositary Receipts") in respect of the Preferred Stock, each outstanding share of the Preferred Stock, on May 14, 1998 (the "Mandatory Conversion Date"), mandatorily converted into (i) 50 shares of the Company's authorized common stock, par value $0.0001 per share ("Common Stock"), and (ii) the right to receive, from and after the Mandatory Conversion Date, cash in an amount equal to all accrued and unpaid dividends on such share of Preferred Stock to and including the Mandatory Conversion Date, whether or not declared, out of funds legally available for the payment of dividends on the Preferred Stock.

     Plaintiffs were seeking a temporary restraining order, pending the filing of a motion for a preliminary injunction, enjoining the Company from, among other things, mandatorily converting the Preferred Stock into Common Stock on the Mandatory Conversion Date and from taking any action to interfere with or otherwise impair Plaintiffs' alleged rights to receive the sum of $1,012.50 per share (the "Liquidation Preference"), plus an amount equal to any accrued and unpaid dividends thereon, out of the assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of Common Stock, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company as set forth in the Restated Certificate.

     For the reasons set forth in the Motion and the Complaint, Plaintiffs allege, among other things, that the Company is currently in liquidation, that Plaintiffs' rights to the Liquidation Preference are now fixed and attached, and may not be eliminated, altered or otherwise adversely affected and that if the conversion occurred, the Plaintiffs would be deprived of their fixed rights to the Liquidation Preference because any available funds that would otherwise have been distributed to the holders of the Preferred Stock would be distributed to the owners of Common Stock instead.

     On May 11, 1998, the court denied the Plaintiffs' Motion for a Temporary Restraining Order. The Company answered the Complaint on May 14, 1998 and intends to contest the action vigorously.

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

     There have been two unsuccessful attempts at mediation to settle the action and one unsuccessful settlement conference ordered by the federal judge presiding over the action. The case was recently reassigned to the Honorable Jeremy Fogel. The parties are waiting for the new judge to reset the date for hearing of defendents' motion for summary judgment as well as the dates for trial in this action.

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

     General Motors Litigation: Plaintiffs CCF-1, Inc., Flagg Energy Development Corporation (each a direct or indirect wholly-owned subsidiary of KENETECH Energy Systems, Inc.) and Process Construction Supply, Inc. (a wholly-owned subsidiary of CNF Industries, Inc.) brought suit against defendant General Motors ("GM") in Connecticut State Court alleging breach of contract, breach of express warranty, breach of implied warranty, breach of repair warranty, misrepresentation and unfair trade practices involving gas turbine engines installed at the Hartford Hospital co-generation plant owned by CCF-1. The trial court either struck or granted summary judgment in GM's favor on all causes of action, except the claim for breach of repair warranty. A directed verdict was entered in favor of GM upon trial of the one remaining cause of action. Plaintiffs then appealed to the Supreme Court of the State of Connecticut. The appellate court held in a decision released March 17, 1998, that the trial court properly granted defendant's motion to strike and correctly granted summary judgment on other counts because such counts were barred by the statue of limitations and affirmed the trail court's judgment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     OVERVIEW

     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which has participated through its subsidiaries in the electric utility market. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (excluding KENETECH Windpower, Inc. ("KWI").

     Historically, the Company developed, constructed, financed, sold, operated and managed independent power projects with an emphasis on windpower generation. The Company's windpower subsidiary, KWI, manufactured wind turbines and designed wind-powered electric power plants which incorporated large arrays of such turbines. On May 29, 1996, KWI filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after the completion of the KWI bankruptcy proceedings. Accordingly, as of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company for financial reporting purposes. The Company's financial statements exclude all activities of KWI after that date.

     A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, by and among KWI, the Official Unsecured Creditor's Committee of KWI, KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly-owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc.("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Senior Secured Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released the claims filed against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. KES and KENETECH agreed to pay KWI $6.5 million upon the occurrence of certain circumstances. While the obligation to KWI is joint and several between KES and KENETECH, no amounts are due or payable from KES until it receives proceeds from the sale of its interest in EcoElectrica as more fully described below. Additionally, KWI will continue to be a member of the Company's consolidated group for income tax purposes. The Release is subject to approval by the Bankruptcy Court, which has scheduled a hearing on the matter on May 26, 1998. There can be no assurance that the Release will be approved in its current form or at all.

     Through CNF, the Company constructed independent power projects since 1988. This subsidiary competed for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company had constructed all of the thermal energy power projects it developed and many of the Windplants it developed. Substantially all construction work performed by the Company for third parties was competitively bid and most was performed under turnkey contracts. The chapter 11 filing of KWI discussed above has materially adversely affected CNF and its ability to procure contracts. CNF had joint venture interests in the EPC contracts for the EcoElectrica Project described below which were sold in December 1997. CNF is completing the projects in progress and the Company intends to dispose of CNF in 1998.

     Through KES, the Company developed and financed independent power projects. KES currently indirectly holds interests in the independent power projects described below:

     The EcoElectrica Project

     KES owns an indirect 50% interest (the "EcoElectrica Interest") in EcoElectrica, L.P., a Bermuda limited partnership ("EcoElectrica"). The remaining 50% equity interest in EcoElectrica is owned by affiliates of Enron Corp.

     EcoElectrica was formed to pursue the development, construction, operation and ownership of an industrial complex consisting of a liquefied natural gas import terminal and storage facility, a gas-fired cogeneration facility of approximately 540MW, a desalination plant, and assorted ancillary facilities located in Penuelas, Puerto Rico (collectively, the "EcoElectrica Project"). The EcoElectrica Project will produce electricity to be sold to the Puerto Rico Electric Power Authority ("PREPA") pursuant to a 22-year Power Purchase and Operating Agreement. The desalination plant will produce water for the EcoElectrica Project and also for sale to the Puerto Rico Aqueduct and Sewer Authority for further sale to local markets and to PREPA for use in its generating plants.

     In August 1996, a single purpose subsidiary of KES entered into a $30 million non-recourse loan agreement to provide proceeds to continue the development of the EcoElectrica Project. The loan matures in conjunction with commercial operations of the EcoElectrica Project and contains adequate remaining capacity to fund interest charges on the principal balance through maturity when the entire $30 million is expected to be utilized.

     EcoElectrica closed its construction financing, including up to $603 million of non-recourse debt, in December 1997. Construction, under a turnkey contract guaranteed as to payment by Enron Corp. and as to payment and performance by Enron Power Corp., is underway with initial commercial power deliveries expected in the fourth quarter of 1999. The Company has secured its $33.5 million equity commitment to EcoElectrica with a cash-collateralized irrevocable letter of credit. This equity commitment is due when the EcoElectrica Project begins commercial operations.

     In February 1998, the Company and KES retained Fieldstone Private Capital Group ("Fieldstone") as their financial advisor with respect to the proposed sale by the Company of the EcoElectrica Interest. In April 1998, Fieldstone commenced a confidential solicitation of proposals from a limited number of qualified potential purchasers of the EcoElectrica Interest. As of May 15, 1998, Fieldstone had received preliminary indications of interest in acquiring the EcoElectrica Interest from ten qualified potential purchasers. Fieldstone, the Company and KES are currently evaluating such indications of interest and expect to continue discussions and diligence with most of such potential purchasers through mid-June 1998, when the final negotiations with a final list of bidders is expected to occur. Although the Company currently plans to sell the EcoElectrica Project in 1998, there can be no assurance that current efforts will ultimately result in a disposition of the EcoElectrica Interest on terms acceptable to the Company or as of any specified date.

     The Hartford Hospital Project

     Through KES, the Company owns an indirect 100% equity in CCF-1, Inc., a Connecticut corporation ("CCF-1"). CCF-1 was formed to pursue the development, construction, operation and ownership of a gas-fired cogeneration facility of 16.6MW located in Hartford, Connecticut (the "Hartford Hospital Project"). The Hartford Hospital Project commenced commercial operations in December 1988 and produced electricity for sale to The Connecticut Light & Power Company ("CL&P") under a 20-year Electricity Purchase Agreement (the "EPA") expiring in 2006 and steam and electricity for sale to Hartford Hospital pursuant to a Project Development Agreement (the "PDA") expiring in 2006.

     In 1996, operation of the Hartford Hospital Project, and therefore the production of electricity, was significantly reduced due to operating failures of the existing gas turbines. In January 1998, CIGNA, the lender for the Hartford Hospital, agreed to advance sufficient additional financing to CCF-1 under its first mortgage lien to permit CCF-1 to repower the Hartford Hospital with a new turbine and to procure a back-up boiler to meet its commitments to CL&P and Hartford Hospital. On May 4, 1998, CCF-1 and CL&P completed a Termination Agreement proving for the termination of the EPA with CCF-1 entitled to receive a fixed monthly stream of payments until December 31, 2006. These payments would be used in part to satisfy CCF-1's obligations to CIGNA. CCF-1 remains obligated to provide steam and electricity to Hartford Hospital under the PDA.

     On May 15, 1998, CCF-1 executed a letter agreement (the "Letter Agreement") for the sale of substantially all the assets, including its rights under the Termination Agreement, comprising the Hartford Hospital Project to The Energy Network, Inc. ("TEN"). The Letter Agreement is subject to completion of definitive documentation and the approval of the parties' respective Boards of Directors and provides for the assumption by TEN of CCF-1's obligations to Hartford Hospital, the payment by TEN of the outstanding CIGNA debt (currently approximately $8.9 million), and the payment of $6.25 million of cash to CCF-1 and affiliates on or before June 30, 1998. While the transaction has been approved by the Board of Directors of CCF-1 and the Company expects to conclude the transaction in accordance with its terms, there is no assurance that the transaction will be completed as contemplated. If consummated, the net proceeds from this transaction should approximate the net assets.

     The Chateaugay Project

     Through KES, the Company owns a 50% indirect interest in KES Chateaugay, L.P., a Delaware limited partnership which owns a 17.8MW wood-fired electric generating project (the "Chateaugay Project") in Chateaugay, New York developed by KES. The remaining 50% equity interest is owned by affiliates of CMS Generation Company. The Chateaugay Project delivers electric energy to New York State Electric & Gas Company under a long-term Power Purchase Agreement.

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the quarterly periods ending March 31, 1998 and March 29, 1997 have been prepared assuming the Company will continue as a going concern.

     The Company incurred a net loss for the first quarter of 1998 of $4.8 million as compared to a net loss for the first quarter of 1997 of $9.9 million. This loss reflects the elimination of activities associated with divested assets and subsidiaries and downsizing. In 1998 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.

                Quarters ended March 31, 1998 and March 29, 1997

                                                        Quarter Ended
                                           March 31, 1998           March 29, 1997
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$    2.9  $ 2.2  $   0.7  $   10.2  $10.0  $   0.2

  Energy sales <F1> ................       0.2    1.2     (1.0)      1.3    1.7     (0.4)

  Maintenance, management
   fees and other <F1>..............       0.4     --      0.4       0.5     --      0.5
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$    3.5  $ 3.4  $   0.1  $   12.0  $11.7  $   0.3
                                      ========  =====  =======  ========  =====  =======

<F1>


     Construction services revenues (recorded under the percentage-of-completion method) decreased to $2.9 million for the quarter ended March 31, 1998 from $10.2 million for the comparable period in 1997. The gross margin during the first quarter of 1998 results from change orders that were finalized during that period. Management expects nominal construction activity during the balance of 1998. The Company's construction subsidiary is completing it projects in process and is in the process of disposing of its remaining assets and liabilities.

     Energy plant operations experienced an excess of expenses over revenues of $1.0 million for the first quarter of 1998 compared to a $0.4 million in the first quarter of 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units was prohibitive and there were no lease engines available for short term installation. The Company assembled one turbine, which operates sporadically, from the serviceable parts of the two failed turbines. In 1998 additional funding was obtained from the lender to the facility to purchase one new turbine, to replace the reassembled one, and procure a backup boiler. This new turbine is scheduled to be installed in July 1998. As noted above the Company has reached agreement with the purchasing utility to terminate the power purchase agreement in exchange for a stream of payments through the year 2000. Under this agreement the Company will continue to sell electricity and steam to the site host using the new turbine. This agreement closed in the first week of April 1998 when the appeal period for public utility commission approval of this arrangement expired.

     Project development and marketing expenses increased to $0.4 million for the quarter ended March 31, 1998 from $21 thousand for the comparable period in 1997. Project development expenses increased due to the Company's marketing of its EcoElectrica Project.

     General and administrative expenses decreased to $0.8 million for the quarter ended March 31, 1998 from $5.7 million for the comparable period in 1997 due to downsizing of the Company's operations.

     Interest expense decreased to $3.6 million for the quarter ended March 31, 1998 from $4.7 million for the comparable period in 1997 due to increased capitalization, lower outstanding debt balances, and a lower interest rate on the EcoElectrica Project Development loan.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes was recorded for the periods ended March 31, 1998 and March 29, 1997. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit.


     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first quarter of 1998 operations activities used cash of $2.2 million. As previously stated, the Company expects a loss from operations in 1998 before the sale of the assets described above in "Overview" due to administrative expenses and interest on debt in excess of gross margin.

     Investing activities

     During the first quarter of 1998 the Company sold the building and land owned by its construction subsidiary for $2.8 million in cash and recognized a small loss on the transaction.

     Financing activities

     During the first quarter of 1998 the Company borrowed an additional $0.8 million from the lender to the Hartford Hospital facility as discussed under energy plant operations above.

     Status
     ------

     During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its preferred stock. The Company paid no dividends on the preferred stock in 1996, 1997 or 1998. Dividends ceased to accrue on May 14, 1998 when the Preferred Stock mandatorily converted to 5,124,600 shares of Common Stock. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1996 or 1997 payments and is in default. The Company does not presently anticipate timely payment of 1998's interest.

     Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through additional asset sales.

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the quarter ended March 31, 1998 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996, and 1995, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management plans to improve the Company's liquidity and to facilitate the continuation of its energy project development business by selling assets for substantial cash proceeds and by resolving significant claims between the Company and KWI arising from KWI's bankruptcy.

     In furtherance of that plan, the Company is actively marketing its interests in the EcoElectrica Project and has received several indications of interest from qualified potential purchasers. Management has also signed a letter agreement for the sale of the Hartford Hospital Project. In addition, the Company has recently entered into a Settlement Agreement and Release with, among others, KWI, pursuant to which, upon approval of the KWI Bankruptcy Court and in exchange for a cash payment, KWI will release the Company from certain claims in bankruptcy and continue to be a member of the Company's consolidated group for income tax purposes.

     There can be no assurance that the Company will successfully complete its planned asset sales, that the Settlement Agreement and Release will be approved by the KWI bankruptcy court, or that, even if planned asset sales are completed and the Settlement Agreement and Release is approved, the Company will realize sufficient net asset sales cash proceeds to discharge current liabilities and provide additional working capital to enable the Company to continue as a going concern. Consequently, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Code.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          See discussion under Note 11 of Item 1, Part I incorporated herein by reference.

Item 2.   Changes in Securities
          ---------------------

          Pursuant to the terms and conditions of the Restated Certificate of Incorporation, as amended (the "Restated Certificate"), of the Company and the Deposit Agreement, dated as of May 5, 1994 (the "Deposit Agreement"), among the Company, Chemical Trust Company of California, a California trust company (predecessor of ChaseMellon Shareholder Services, L.L.C.), and the holders from time to time of the depositary receipts described in the Deposit Agreement (the "Depositary Receipts") in respect of the Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock") of the Company, each outstanding share of the Preferred Stock, on May 14, 1998 (the "Mandatory Conversion Date"), mandatorily converted into (i) 50 shares of the Company's authorized common stock, par value $0.0001 per share ("Common Stock"), and (ii) the right to receive, from and after the Mandatory Conversion Date, cash in an amount equal to all accrued and unpaid dividends on such share of Preferred Stock to and including the Mandatory Conversion Date, whether or not declared, out of funds legally available for the payment of dividends on the Preferred Stock.

          Ownership of the Preferred Stock was held in the form of depositary shares (the "Depositary Shares") with each Depositary Share representing one-fiftieth of a share of the Preferred Stock. In accordance with the Restated Certificate and the Deposit Agreement, the Depositary Shares were exchanged for shares of Common Stock (and the right to receive cash for any accrued and unpaid dividends payable on such shares) at a rate per Depositary Share equal to one-fiftieth of the number of shares of Common Stock (and the right to receive one-fiftieth of any accrued and unpaid dividends) exchanged for each share of the Preferred Stock.

          Dividends on the Preferred Stock and Depositary Shares ceased to accrue from and after the Mandatory Conversion Date. The Preferred Stock and Depositary Shares ceased to be outstanding from and after the Mandatory Conversion Date, and all rights with respect thereto ceased and terminated, except the right of holders of record of Depositary Receipts to receive shares of Common Stock and evidence of the right to receive cash in an amount equal to all accrued and unpaid dividends on the Preferred Stock, to and including the Mandatory
          Conversion Date, without interest, if and when declared by the Board of Directors of the Company out of funds legally available therefor.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          (a) See discussion under Note 10 of Item 1, Part I and discussion under the heading "status" of Item 2, Part I incorporated herein by reference.

Item 6.   Reports on Form 8-k

          (a) The Company filed a Report on Form 8-K dated May 8, 1998 that disclosed the filing of the preferred stock litigation described in
          Note 11 of Item 1, Part I.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:  May 20, 1998                      Mark D. Lerdal
                                        President, Chief Executive Officer,
                                             and Director




                                          By:
      Date:  May 20, 1998                    Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                             Officer, and Assistant Treasurer

                                   SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  May 20, 1998                      Mark D. Lerdal
                                        President, Chief Executive Officer,
                                             and Director




                                          By:  /s/  Mervin E. Werth
      Date:  May 20, 1998                      Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                             Officer, and Assistant Treasurer