Form 10-Q
period 1998-06-30
KENETECH CORP
filed 1998-08-13
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                or

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On August 10, 1998, there were 41,954,218 shares of the issuer's Common Stock, $.0001 par value, outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              Quarters ended June 30, 1998 and June 28, 1997                 4

            Consolidated Statements of Operations for the
              six months ended June 30, 1998 and June 28, 1997               5

            Consolidated Balance Sheets, June 30, 1998 and
              December 31, 1997                                              6

            Consolidated Statement of Stockholders' Deficiency for
              the six months ended June 30, 1998                             7

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 1998 and June 28, 1997                          8

            Notes to Consolidated Financial Statements                    9-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      16-21


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                22

Item 2.  Changes in Securities.                                            22

Item 3.  Defaults Upon Senior Securities.                                  22

Item 6.  Exhibits and Reports on Form 8-K.                                 22

                         PART I - FINANCIAL INFORMATION


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        for the quarterly periods ended June 30, 1998 and June 28, 1997
               (unaudited, in thousands, except per share amounts)

                                                          June 30,     June 28,
                                                           1998          1997
                                                         ---------     --------
Revenues:
  Construction services ............................    $     487      $ 11,380
  Maintenance, management fees and other ...........          570            40
  Energy sales .....................................          295         1,498
                                                        ---------      --------
    Total revenues .................................        1,352        12,918

Costs of revenues:
  Construction services ............................          373        11,418
  Energy plant operations ..........................          954         1,541
                                                        ---------      --------

    Total costs of revenues ........................        1,327        12,959

Gross margin (Excess of expenses over revenues) ....           25           (41)

Project development and marketing expenses .........           26             5
General and administrative expenses ................          755         2,589
                                                        ---------      --------

Loss from operations .............................          (756)        (2,635)

Interest income ....................................          284           367
Interest expense ...................................       (4,704)       (3,011)
Equity loss of unconsolidated affiliates ...........          (22)           (6)
Gain on disposition of subsidiaries and assets .....           25           411
                                                         --------      --------

Loss before taxes ..................................       (5,173)       (4,874)
Income tax benefit .................................         --            --
                                                         --------      --------

      Net loss .....................................     $ (5,173)     $ (4,874)
                                                         ========      ========

Net loss per common share - Basic and Diluted            $  (0.16)     $  (0.19)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           39,506        36,830



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the six months ended June 30, 1998 and June 28, 1997
               (unaudited, in thousands, except per share amounts)

                                                          June 30,     June 28,
                                                           1998          1997
                                                         ---------     --------
Revenues:
  Construction services ............................    $   3,382      $ 21,531
  Maintenance, management fees and other ...........          985           527
  Energy sales .....................................          472         2,840
                                                        ---------      --------
    Total revenues .................................        4,839        24,898

Costs of revenues:
  Construction services ............................        2,543        21,388
  Energy plant operations ..........................        2,218         3,256
                                                        ---------      --------

    Total costs of revenues ........................        4,761        24,644

Gross margin .......................................           78           254

Project development and marketing expenses .........          383            26
General and administrative expenses ................        1,600         8,275
                                                        ---------      --------

Loss from operations ...............................       (1,905)       (8,047)

Interest income ....................................          385           575
Interest expense ...................................       (8,318)       (7,760)
Equity loss of unconsolidated affiliates ...........          (57)          (11)
(Loss) Gain on disposition of subsidiaries and assets         (43)          463
                                                        ---------     ---------

Loss before taxes ..................................       (9,938)      (14,780)
Income tax benefit .................................         --            --
                                                        ---------     ---------

      Net loss .....................................    $  (9,938)    $ (14,780)
                                                        =========     =========

Net loss per common share - Basic and Diluted            $  (0.34)     $  (0.52)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           38,168        36,830



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                          June 30, December 31,
                                                           1998       1997
                                                         --------- ------------
Current assets:
   Cash and cash equivalents .........................   $  11,907 $      7,294
   Funds in escrow, net ..............................         478        1,997
   Accounts receivable ...............................       1,598        4,669
   Inventories .......................................        --            135
   Hartford Hospital Project .........................        --         15,642
   Investment in EcoElectrica Project, net............      20,958       19,830
   Investment in Chateaugay Project ..................      15,812       16,128
   Deferred tax assets, net ..........................      17,913       17,913
   Other assets ......................................       1,980        3,026
                                                         --------- ------------
Total current assets .............................          70,646       86,634

Property, plant and equipment, net ...................          50        3,252
Other assets .........................................        --            700
                                                         --------- ------------
      Total assets ...................................   $  70,696 $     90,586
                                                         ========= ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable ..................................   $   4,372    $  12,579
   Accrued liabilities ...............................       8,914       13,147
   Hartford Hospital Project debt ....................        --          7,689
   EcoElectrica Project development loan payable .....      25,778       24,236
   Chateaugay Project debt ...........................      15,882       16,128
   Other notes payable ...............................       1,111        1,189
   Senior secured notes payable ......................      99,205       99,139
   Accrued interest on senior secured notes payable ..      36,972       28,044
   Accrued losses on contracts .......................       1,944        1,944
                                                         --------- ------------
     Total current liabilities ......................      194,178      204,095

Accrued dividends on preferred stock .................      21,384       18,196
                                                         --------- ------------
    Total liabilities ................................     215,562      222,291

Commitments and contingencies

Stockholders'  deficiency:
   Convertible preferred stock - 10,000,000  shares
   authorized, $.01  par  value; issued and outstanding
   102,492 until May 14, 1998 ........................       --          99,561
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 36,829,618 issued and outstanding
   December 31, 1997 and until May 14, 1998; after
   May 14, 1998, 41,954,218 issued and outstanding ...           4            4
   Additional paid-in capital ........................     224,031      127,658
   Cumulative foreign exchange .......................       --              35
   Accumulated deficit ...............................    (368,901)    (358,963)
                                                         --------- ------------
    Total stockholders' deficiency ...................    (144,866)    (131,705)
                                                         --------- ------------
      Total liabilities and
       stockholders' deficiency ......................   $  70,696 $     90,586
                                                         ========= ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                           for the six months ended June 30, 1998
                       (unaudited, in thousands, except share amounts)

                                                                                  Effect of
                                Convertible        Common Stock      Additional   Cumulative
                              Preferred Stock                        Paid-In      Foreign    Accumulated
                              Shares    Amount   Shares      Amount  Capital      Exchange   Deficit      Total


Balance, December 31, 1997    102,492   $99,561  36,829,618  $4      $127,658     $35        $(358,963)   $(131,705)
  Mandatory preferred stock
     conversion              (102,492) ($99,561)  5,124,600   -       $99,561      --               --         --
  Preferred stock dividends        --        --          --   -        (3,188)     --               --       (3,188)
  Net loss                         --        --          --   -            --      --           (9,938)      (9,938)
  Write off of cumulative
     foreign exchange              --        --          --   -            --     (35)              --          (35)
                              -------   -------  ----------  --      --------     ---        ---------    ---------
Balance, June 30, 1998             --   $    --  41,954,218  $4      $224,031     $--        $(368,901)   $(144,866)
                              =======   =======  ==========  ==      ========     ===        =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the six months ended June 30, 1998 and June 28, 1997
                            (unaudited, in thousands)

                                                    June 30,    June 28,
                                                      1998        1997
                                                   ---------   ---------

Cash flows from operating activities:
Net loss .......................................   $  (9,938)  $ (14,780)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation, amortization and other ........      12,679       6,699
   Loss on sale of assets ......................          43        --
   Changes in assets and liabilities:
    Funds in escrow, net .......................       1,519       1,844
    Accounts receivable ........................       2,894       8,859
    Other assets ...............................        --         2,317
    Accounts payable and accrued liabilities ...     (12,090)     (4,386)
    Accrued loss on contracts ..................        --          (652)
                                                   ---------   ---------
     Net cash used in operating activities .....      (4,893)        (99)

Cash flows from investing activities:
   Proceeds from sales of subsidiaries
    and assets .................................       7,701       1,268
   Expenditures on EcoElectrica Project ........      (1,128)     (7,117)
   Investments in affiliates:
    Distributions ..............................        --            14
                                                   ---------   ---------
       Net cash provided by (used in) investing
         activities ...........................        6,573      (5,835)

Cash flows from financing activities:
    Borrowings on Hartford Hospital Project debt.      3,011       1,376
    Payments on other notes payable .............        (78)     (1,097)
                                                   ---------   ---------
      Net cash provided by financing activities .      2,933         279
                                                   ---------   ---------

Increase (Decrease) in cash and cash equivalents       4,613      (5,655)
   Cash and cash equivalents at
     beginning of period .......................       7,294      17,208
                                                   ---------   ---------

   Cash and cash equivalents at
     end of period .............................   $  11,907   $  11,553
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

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of June 30, 1998 and December 31, 1997 and for the six months ending June 30, 1998 and June 28, 1997, have been prepared assuming the Company will continue as a going concern. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it is probable that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company for financial reporting purposes and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying June 30, 1998 and December 31, 1997 consolidated balance sheets.

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

     Income Taxes: The Company accounts for income taxes using the liability method under which deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year and changes in the valuation allowance. To the extent, if any, the Company realizes a substantial gain on the sale of its investment in the EcoElectrica Project, a portion of the valuation allowance may be reversed.

     Inventories: Inventories are stated at the lower of cost or market, principally using the average-cost method.

     Reclassified Amounts: Based upon management's plan to dispose of assets during 1998, certain assets have been classified as current. Related 1997 amounts have been reclassified for comparative purposes.

 3.  Liquidity and Going Concern

     The consolidated financial statements as of and for the six months ended June 30, 1998 and as of December 31, 1997 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996 and 1995, has incurred a significant loss for the first six months of 1998, has negative working capital and its liquidity is severely constrained. In 1998 the Company expects to generate losses before the sale of assets due to administrative expenses and interest expense on debt in excess of gross margin. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to improve the Company's liquidity and to facilitate the continuation of its energy project development business by selling its investment in the EcoElectrica Project for substantial cash proceeds. In furtherance of that plan, the Company is actively marketing its interests in the EcoElectrica Project and as of July 31, 1998 had received definitive bids from two qualified potential purchasers. In addition, in June 1998 the Company sold the Hartford Hospital Project (see Note 6).

     The Settlement Agreement and Release among the Company, KWI and others has been approved by the KWI Bankruptcy Court. In exchange for a maximum cash payment of $6.5 million upon the occurrence of certain circumstances, KWI has released the Company from certain claims in bankruptcy and continues to be a member of the Company's consolidated group for income tax purposes. No amounts are due until the Company receives proceeds from the sale of its interest in the EcoElectrica Project.

     There can be no assurance that the Company will successfully complete its sale of the EcoElectrica Project, or that, even if the planned sale of the EcoElectrica Project is completed, the Company will realize sufficient cash proceeds to discharge current liabilities and to provide additional working capital to enable the Company to continue as a going concern. Consequently, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Code.

 4.  Construction Subsidiary

     The Company's construction subsidiary is completing its projects in process and is in the process of disposing of its remaining assets and liabilities. The Company's consolidated statement of operations for the six months ended June 30, 1998 and consolidated balance sheet as of June 30, 1998 include the following amounts relating to its construction subsidiary:

                         Six months ended June 30, 1998
                                 (in thousands)

           Revenues                                         $ 3,382
           Costs of revenues                                  2,543
                                                            -------
             Gross margin                                       839

           General and administrative expenses                  477
                                                            -------
             Income from operations                             362

           Gain on sale of assets                                13
           Interest income                                       99
                                                            -------
           Income before income taxes                       $   474
                                                            =======

                                     As of
                                  June 30, 1998
                                 (in thousands)

Assets:                              Liabilities and owner's deficiency:
  Current assets           $ 3,842   Current liabilities             $    6,859
                                     Owner's deficiency                  (3,017)
                           -------                                     --------
     Total assets          $ 3,842    Total liabilities & deficiency $    3,842
                           =======                                     ========


 5.  Net Loss Per Share

     Net loss per share amounts for the periods ended June 30, 1998 and June 28, 1997 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                   Quarters Ended            Six months Ended
                                                June 30,     June 28,      June 30,     June 28,
                                                  1998         1997          1998         1997
                                               ---------    ---------     ---------    ---------


     Net loss                                  $  (5,173)   $  (4,874)    $  (9,938)   $ (14,780)
     Less preferred stock dividends               (1,047)      (2,141)       (3,188)      (4,282)
                                               ---------    ---------     ---------    ---------
     Net loss used in per share calculations   $  (6,220)   $  (7,015)      (13,126)     (19,062)
                                               =========    =========     =========    =========
     Weighted average shares used in per share
     calculations                                 39,506       36,830        38,168       36,830
                                               =========    =========     =========    =========
     Net loss per share                        $   (0.16)   $   (0.19)    $   (0.34)   $   (0.52)
                                               =========    =========     =========    =========

     Preferred Stock dividends increase the net loss for the calculation of net loss per share. Common Stock equivalents are not included in weighted average shares used in the calculations because they would be anti-dilutive (reduce the loss per share). On May 14, 1998, the Preferred Stock was mandatorily converted into 5,124,600 shares of Common Stock, $.0001 par value, and dividends on the Preferred Stock ceased to accrue.

6.   Hartford Hospital Project and Associated Debt

     The Company indirectly owned a cogeneration plant located in Hartford, Connecticut (the "Hartford Hospital Project"). In May 1998 the Company and the utility with which the Company had an Electricity Purchase Agreement (the "EPA") through 2006 completed a Termination Agreement providing for the termination of the EPA in exchange for a stream of monthly payments payable with respect to the Hartford Hospital Project through December 1, 2000. In June 1998 the Company sold the Hartford Hospital Project, including the rights to the aforementioned monthly stream of payments, for $4,891,000 in cash (net) and assumption of the $10,700,000 note payable collateralized by the Project and approximately $350,000 of other liabilities. The Company incurred no gain or loss on this transaction.

7.   Investment in EcoElectrica Project and Associated Development Loan Payable

     The Company indirectly owns a 50% interest in an industrial complex currently under construction that will consist of a liquified natural gas import terminal and storage facility, a gas-fired cogeneration facility of approximately 540 MW, a desalination plant and assorted ancillary facilities located in Penuelas, Puerto Rico (collectively, the
     "EcoElectrica  Project").  On August 30, 1996,  the Company  entered into a
     $30,000,000 loan agreement with loan proceeds principally applied to the development of the EcoElectrica Project. Throughout 1996 and most of 1997, amounts borrowed under this agreement bore interest at the 90 day LIBOR plus 7.5%. This rate was reduced to the 90 day LIBOR plus 5.9% upon the Project receiving construction financing in December 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the Company's interests in the EcoElectrica Project. No further funds are available under this agreement since the remaining funding capacity is structured to accommodate accrued and unpaid interest for the remaining term of the loan. This loan matures in conjunction with commercial operation of the EcoElectrica Project.

8.   Investment in Chateaugay Project and Associated Debt

     The Company  indirectly  owns a 50% interest in a partnership  which owns a
     17.0 megawatt wood-fired electric power plant it constructed in Chateaugay, New York in September, 1993 (the "Chateaugay Project"). Debt associated with the Chateaugay Project consists primarily of tax-exempt bonds. In July 1991, the partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the Authority) whereby the Authority loaned the partnership the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 (supported by a letter of credit from the partnership's nonrecourse lender) to finance the construction of the Chateaugay Project. The bonds are due July 1, 2021. As the Partnership makes debt payments, the Company reduces its pro rata 50% share of the debt accordingly.

9.   Other Notes Payable

     Other notes payable at June 30, 1998 and December 31, 1997 consisted of the following:


                                                         June 30,  December 31,
                                                          1998         1997
                                                        ---------  ------------
                                                             (in thousands)
     Borrowings under a $1,200,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (11.25% at June 30, 1998 and December 31, 1997).  $    1,085  $      1,144

     Notes bearing interest at 7.0% due through 1999.           6             6

     Other obligations bearing interest at 8.2% to
     9.9% due through 1999, collateralized by equipment.       20            39
                                                        ---------  ------------
                                                        $   1,111  $      1,189
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

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The indenture provides for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because such other debt is in default. The Company did not pay the interest due June 15, 1998, June 15 and December 15, 1997 or June 15 and December 15, 1996, and is in default. At June 30, 1998 and December 31, 1997 the debt was classified as a current liability.

11.  Contingencies

     Preferred Stock Litigation: On May 6, 1998, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P. ("Plaintiffs"), filed a Verified Complaint for Declaratory Judgment and Injunctive Relief, in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs allege that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock") of the Company, that mandatorily converted, on May 14, 1998, into common stock, par value $0.0001 per share ("Common Stock") of the Company and the right to receive cash in an amount equal to any accrued and unpaid dividends on the  Preferred  Stock  as of  such  date.  A  motion  seeking  a  temporary restraining order enjoining the Company from, among other things, mandatorily converting the Preferred Stock into Common Stock on May 14, 1998, was denied on May 11, 1998 on a finding by the Court that plaintiffs had not demonstrated any imminent, irreparable injury.

     Plaintiffs filed an amended complaint on July 7, 1998. Generally, the amended complaint alleges that the Company is currently in liquidation and was in liquidation prior to May 14, 1998, that the plaintiffs are entitled to receive the liquidation preference of $1,012.50 per share set forth in the Company's Certificate of Designations, Preferences, Rights and Limitations of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock (the "Certificate of Designations") in any distribution of assets the Company may make notwithstanding that the Preferred Stock mandatorily converted and ceased to be outstanding on May 14, 1998, and that the Company breached an implied covenant of good faith and fair dealing under the Certificate of Designations. Plaintiffs are seeking, among other things, (i) a declaration that they are entitled to receive the liquidation preference in any distribution of assets before any distribution is made to holders of Common Stock and that the mandatory conversion of the Preferred Stock does not operate to eliminate their right to receive the liquidation preference,
     (ii) related injunctive relief, and (iii) other unspecified damages.

     The Company is responding to discovery and has moved to dismiss the amended complaint on the grounds that the plaintiffs' claims are not ripe for adjudication and that the complaint fails to state a claim. Pending a ruling on the motion to dismiss, the parties have entered into a stipulation providing for, among other things, the completion of discovery by October 1998 and a January 1999 trial date. The Company intends to continue to contest the action vigorously.

     Shareholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's common stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's preferred stock during the period from April 28, 1994 (the public offering date of the preferred stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

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

     There have been two unsuccessful attempts at mediation to settle the action and one unsuccessful settlement conference. Defendants' motion for summary judgement is pending and no trial date has been set.

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

     Puerto Rico Litigation: In connection with the LNG-fired power plant being constructed in Penuelas, Puerto Rico by EcoElectrica, L.P., a partnership whose partners are subsidiaries of the Company and Enron Corporation, certain environmental groups, citizens and the union which represents electrical workers for the Puerto Rico Electric Power Authority ("PREPA") brought a civil action challenging the procedure used by PREPA to select, among others, EcoElectrica to design, finance, construct, own and operate the Penuelas, Puerto Rico project, and requesting injunctive and declaratory relief. EcoElectrica intervened in the action before the trial court. On January 21, 1997, the Ponce Superior Division of the Court of First Instance of Puerto Rico (the trial court) (No. JPE 96- 0345) dismissed the complaint, holding that PREPA's selection of the independent power producers need not have been done through public bidding pursuant to section 205 of PREPA's Organic Act. On March 13, 1997, the plaintiffs, Mision Industrial de Puerto Rico, Inc., the Union de Trabajadores de la Industria Electrica y Riego (UTIER), Guayamenses Pro-Salud y Buen Ambiente, Bartolome Diana, SURCCO, Inc. and Jose E. Olivieri Antonmarchi (Appellants), filed an appeal before the Circuit Court of Appeal of Puerto Rico (No. KLAN 97-00236), appealing the judgment entered against them.

     On May 19, 1998, the Circuit Court of Appeal confirmed the trial court's dismissal of the complaint and, on June 15, 1998, denied Plaintiffs' motion for reconsideration. Plaintiffs did not file for a Writ of Certiorari to the Supreme Court of Puerto Rico within the statutory time period and the dismissal of the complaint is now a final judgement.

     Westinghouse Litigation: C. N. Flagg Incorporated, a wholly-owned subsidiary of CNF Industries, Inc., instituted legal proceedings against, among others, Westinghouse Electric Corporation ("Westinghouse") in March, 1997, in the U.S. Federal District Court in Minnesota (No. 97-617 JRT/RLE) to recover $6.0 million as compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. Westinghouse has filed a counter-claim for $2.6 million alleging overpayment. Discovery is proceeding in the action.

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

     Eemsmond: Certain companies have threatened to bring suit against CNF Constructors, Inc. ("CNF") (a wholly-owned subsidiary of CNF Industries, Inc.) alleging CNF's failure to make payments on certain equipment or civil construction services supplied in connection with the construction of a windplant in The Netherlands. The amounts alleged to be unpaid are in the area of $2,000,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     OVERVIEW

     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which has participated through its subsidiaries in the electric utility market. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (excluding KENETECH Windpower, Inc. ("KWI")).

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

     A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, by and among KWI, the Official Unsecured Creditor's Committee of KWI, KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly-owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc. ("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Senior Secured Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released the claims filed against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. KES and KENETECH agreed to pay KWI $6.5 million upon the occurrence of certain circumstances. While the obligation to KWI is joint and several between KES and KENETECH, no amounts are due or payable from KES until it receives proceeds from the sale of its interest in EcoElectrica as more fully described below. Additionally, KWI will continue to be a member of the Company's consolidated group for income tax purposes. The Release was approved by the Bankruptcy Court on May 26, 1998.

     Through CNF, the Company constructed independent power projects since 1988. This subsidiary competed for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company had constructed all of the thermal energy power projects it developed and many of the Windplants it developed. Substantially all construction work performed by the Company for third parties was competitively bid and most was performed under turnkey contracts. The chapter 11 filing of KWI discussed above has materially adversely affected CNF and its ability to procure contracts. CNF had joint venture interests in the EPC contracts for the EcoElectrica Project described below which were sold in December 1997. CNF is completing the projects in progress.

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

     In August 1996, a single purpose subsidiary of KES entered into a $30 million non-recourse loan agreement to provide proceeds to continue the development of the EcoElectrica Project. The loan matures in conjunction with commercial operations of the EcoElectrica Project and contains adequate remaining capacity to fund interest charges on the principal balance through maturity when the entire $30 million would be utilized.

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

     In February 1998, the Company and KES retained Fieldstone Private Capital Group ("Fieldstone") as their financial advisor with respect to the proposed sale by the Company of the EcoElectrica Interest. In April 1998, Fieldstone commenced a confidential solicitation of proposals from a limited number of qualified potential purchasers of the EcoElectrica Interest. As of May 15, 1998, Fieldstone had received preliminary indications of interest in acquiring the EcoElectrica Interest from ten qualified potential purchasers. As of July 31, 1998, Fieldstone had received definitive bids from two qualified potential purchasers. Fieldstone, the Company and KES are currently evaluating these bids. Although the Company currently plans to sell the EcoElectrica Project in 1998, there can be no assurance that current efforts will ultimately result in a disposition of the EcoElectrica Interest on terms acceptable to the Company or as of any specified date.

     The Chateaugay Project

     Through KES, the Company owns a 50% indirect interest in KES Chateaugay, L.P., a Delaware limited partnership, which owns a 17.8MW wood-fired electric generating project (the "Chateaugay Project") in Chateaugay, New York developed by KES. The remaining 50% equity interest is owned by affiliates of CMS Generation Company. The Chateaugay Project delivers electric energy to New York State Electric & Gas Company under a long-term Power Purchase Agreement.

     The Hartford Hospital Project

     The Company indirectly owned a cogeneration plant located in Hartford, Connecticut (the "Hartford Hospital Project"). In May 1998 the Company and the utility with which the Company had an Electricity Purchase Agreement (the "EPA") through 2006 completed a Termination Agreement providing for the termination of the EPA in exchange for a stream of monthly payments payable with respect to the Hartford Hospital Project through December 1, 2000. In June 1998 the Company sold the Hartford Hospital Project, including the rights to the aforementioned monthly stream of payments, for $4,891,000 in cash (net) and assumption of the $10,700,000 note payable collateralized by the Project and approximately $350,000 of other liabilities. The Company incurred no gain or loss on this transaction.

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the quarterly periods ending June 30, 1998 and June 28, 1997 have been prepared assuming the Company will continue as a going concern.

     The Company incurred a net loss for the second quarter of 1998 of $5.2 million as compared to a net loss for the second quarter of 1997 of $4.9 million. In 1998 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.

                Quarters ended June 30, 1998 and June 28, 1997

                                                        Quarter Ended
                                            June 30, 1998            June 28, 1997
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$    0.5  $ 0.4  $   0.1  $   11.4  $11.4  $    --

  Energy sales <F1> ................       0.3    1.0     (0.7)      1.5    1.5       --

  Maintenance, management
   fees and other <F1>..............       0.6     --      0.6        --     --       --
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$    1.4  $ 1.4  $    --  $   12.9  $12.9  $    --
                                      ========  =====  =======  ========  =====  =======

<F1>


     Construction services revenues (recorded under the percentage-of-completion method) decreased to $0.5 million for the quarter ended June 30, 1998 from $11.4 million for the comparable period in 1997 because the Company's construction subsidiary is completing its projects in process and is in the process of disposing its remaining assets and liabilities.

     Energy plant operations experienced an excess of expenses over revenues of $0.7 million for the second quarter of 1998 compared to breaking even in the second quarter of 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units was prohibitive and there were no lease engines available for short term installation. The Company assembled one turbine, which operated sporadically, from the serviceable parts of the two failed turbines. The Company sold the Hartford Hospital Project in June 1998 (see discussion at
     Note 6 and Gain on disposition of subsidiaries and assets).

     General and administrative expenses decreased to $0.8 million for the quarter ended June 30, 1998 from $2.6 million for the comparable period in 1997 due to downsizing of the Company's operations.

     Interest expense increased to $4.7 million for the quarter ended June 30, 1998 from $3.0 million for the comparable period in 1997 due to higher average interest bearing balances and rates in effect during the period.

     Gain on disposition of subsidiaries and assets. In June 1998 the Company sold the Hartford Hospital Project, including the rights under the Termination Agreement (see Note 6) for $4.9 million in cash (net) and the assumption of a $10.7 million note payable collateralized by the Project and approximately $0.4 million of other liabilities. The Company incurred no gain or loss on this transaction. The $25 thousand gain reflected in the quarterly income statement was primarily generated by the disposition of various assets of the Company's construction subsidiary. In conjunction with sale of the Hartford Hospital Project, the operations and maintenance contract held by KENETECH Facilities Management, Inc. ("KFM"), a wholly-owned subsidiary of the Company, was terminated. In addition, on June 30, 1998, KFM's sole remaining contract for operation and maintenance service expired and was not renewed by the owner of the power plant. As a result, KFM has no further business activity or employees and will be wound up in due course.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes was recorded for the periods ended June 30, 1998 and June 28, 1997. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit. To the extent, if any, the Company realizes a substantial gain on the sale of its investment in the EcoElectrica Project, a portion of the valuation allowance may be reversed.


                  Six months ended June 30, 1998 and June 28, 1997

                                                      Six months ended
                                            June 30, 1998            June 28, 1997
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$    3.4  $ 2.6  $   0.8  $   21.5  $21.4  $   0.1

  Energy sales <F1> ................       0.5    2.2     (1.7)      2.9    3.3     (0.4)

  Maintenance, management
   fees and other <F1>..............       1.0     --      1.0       0.5     --      0.5
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$    4.9  $ 4.8  $   0.1  $   24.9  $24.7  $   0.2
                                      ========  =====  =======  ========  =====  =======

<F1>


     Construction services revenues (recorded under the percentage-of-completion method) decreased to $3.4 million for the six months ended June 30, 1998 from $21.5 million for the comparable period in 1997 because the Company's construction subsidiary is completing its projects in process and is in the process of disposing of its remaining assets and liabilities.

     Energy plant operations experienced an excess of expenses over revenues of $1.7 million for the first six months of 1998 compared to a $0.4 million in the first six months of 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units was prohibitive and there were no lease engines available for short term installation. The Company assembled one turbine, which operates sporadically, from the serviceable parts of the two failed turbines. The Company sold the Hartford Hospital Project in June 1998 (see discussion at
     Note 6 and (Loss) Gain on disposition of subsidiaries and assets).

     Project development and marketing expenses increased to $0.4 million for the twenty-six weeks ended June 30, 1998 from $26 thousand for the comparable period in 1997. Project development expenses increased due to the Company's marketing of its EcoElectrica Project.

     General and administrative expenses decreased to $1.6 million for the twenty-six weeks ended June 30, 1998 from $8.3 million for the comparable period in 1997 due to downsizing of the Company's operations.

     Interest expense increased to $8.3 million for the twenty-six weeks ended June 30, 1998 from $7.8 million for the comparable period in 1997 due to higher average interest bearing balances and rates in effect during the period.

     (Loss) Gain on disposition of assets and subsidiaries. In June 1998 the Company sold the Hartford Hospital Project, including the rights under the Termination Agreement (see Note 6) for $4.9 million in cash (net) and the assumption of a $10.7 million note payable collateralized by the Project and approximately $0.4 million of other liabilities. The Company incurred no gain or loss on this transaction. The $43 thousand loss reflected in the twenty-six week period was primarily generated by the disposition of various assets of the Company's construction subsidiary. In conjunction with sale of the Hartford Hospital Project, the operations and maintenance contract held by KENETECH Facilities Management, Inc. ("KFM"), a wholly-owned subsidiary of the Company, was terminated. In addition, on June 30, 1998, KFM's sole remaining contract for operation and maintenance service expired and was not renewed by the owner of the power plant. As a result, KFM has no further business activity or employees and will be wound up in due course.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes was recorded for the periods ended June 30, 1998 and June 28, 1997. Although a loss was incurred, no tax benefit was recorded because of the uncertainty about the Company's ability to utilize such a benefit. To the extent, if any, the Company realizes a substantial gain on the sale of its investment in the EcoElectrica Project, a portion of the valuation allowance may be reversed.


     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first six months of 1998 operations activities used cash of $4.9 million. As previously stated, the Company expects a loss from operations in 1998 before the sale of the assets described above in "Overview" due to administrative expenses and interest on debt in excess of gross margin.

     Investing activities

     During the first six months of 1998 the Company sold the building and land owned by its construction subsidiary for $2.8 million in cash and the Hartford Hospital Project for $4.9 million (net) in cash.

     Financing activities

     During the first six months of 1998 the Company borrowed an additional $3.0 million from the lender to the Hartford Hospital Project as discussed under energy plant operations above.

     Status
     ------

     During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its Preferred Stock. The Company paid no dividends on the Preferred Stock in 1996, 1997 or 1998. Dividends ceased to accrue on May 14, 1998 when the Preferred Stock mandatorily converted to 5,124,600 shares of Common Stock. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company did not make the 1996, 1997, or June 1998 payments and is in default.

     Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money and is delaying all payments except for essential services while it attempts to raise cash through additional asset sales.

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the quarter ended June 30, 1998 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996, and 1995, has incurred a significant loss for the first six months of 1998, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management plans to improve the Company's liquidity and to facilitate the continuation of its energy project development business by selling assets.

     In furtherance of that plan, the Company is actively marketing its interests in the EcoElectrica Project and has received two definitive bids from qualified potential purchasers. In addition, the Company entered into a Settlement Agreement and Release with, among others, KWI, pursuant to which, KWI released the Company from certain claims in bankruptcy and continues to be a member of the Company's consolidated group for income tax purposes.

     There can be no assurance that the Company will successfully complete its planned asset sales, or that, even if planned asset sales are completed, the Company will realize sufficient net asset sales cash proceeds to discharge current liabilities and provide additional working capital to enable the Company to continue as a going concern. Consequently, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Code.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          See discussion under Note 11 of Item 1, Part I incorporated herein by reference.

Item 2.   Changes in Securities.
          ----------------------

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

Item 6.   Exhibits and Reports on Form 8-k.
          ---------------------------------

          (b) The Company filed a Report on Form 8-K dated May 8, 1998 that disclosed the filing of the Preferred Stock litigation described in
          Note 11 of Item 1, Part I.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:  August 12, 1998                      Mark D. Lerdal
                                        President, Chief Executive Officer,
                                                       and Director




      Date:  August 12, 1998              By:
                                                Michael U. Alvarez
                                              Chief Financial Officer
                                                 and Vice-President




                                          By:
      Date:  August 12, 1998                   Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                            Officer, and Assistant Treasurer

                                   SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  August 12, 1998                   Mark D. Lerdal
                                        President, Chief Executive Officer,
                                                and Director




                                           By:  /s/  Michael U. Alvarez
      Date:  August 12, 1998                    Michael U. Alvarez
                                              Chief Financial Officer
                                                 and Vice-President




                                         By:  /s/  Mervin E. Werth
      Date:  August 12, 1998                  Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                           Officer, and Assistant Treasurer