Form 10-Q
period 1998-09-30
KENETECH CORP
filed 1998-11-16
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                or

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

500 Sansome Street, Suite 410
 San Francisco, California                           94111
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (415)
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On October 30, 1998, there were 41,954,218 shares of the issuer's Common Stock, $0.0001 par value, outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              Quarters ended September 30, 1998 and September 27, 1997       4

            Consolidated Statements of Operations for the
              nine months ended September 30, 1998 and September 27, 1997    5

            Consolidated Balance Sheets, September 30, 1998 and
              December 31, 1997                                              6

            Consolidated Statement of Stockholders' Deficiency for
              the nine months ended September 30, 1998                       7

            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1998 and September 27, 1997                8

            Notes to Consolidated Financial Statements                    9-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      16-22


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                23

Item 3.  Defaults Upon Senior Securities.                                  23

                         PART I - FINANCIAL INFORMATION


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    for the quarterly periods ended September 30, 1998 and September 27, 1997
               (unaudited, in thousands, except per share amounts)

                                                     September 30, September 27,
                                                         1998           1997
                                                       ---------       --------
Revenues:
  Construction services ............................   $    --         $  7,349
  Maintenance, management fees and other ...........          16            330
  Energy sales .....................................        --              945
                                                       ---------       --------
    Total revenues .................................          16          8,624

Costs of revenues:
  Construction services ............................        --            8,108
  Energy plant operations ..........................        --            4,470
                                                       ---------       --------

    Total costs of revenues ........................        --           12,578

Gross Margin (Excess of expenses over revenues) ....          16         (3,954)

Project development and marketing expenses .........         318              8
General and administrative expenses ................       1,293          2,239
                                                       ---------       --------

Loss from operations .............................        (1,595)        (6,201)

Interest income ....................................         130            235
Interest expense ...................................      (4,606)        (4,721)
Equity income of unconsolidated affiliates .........          71            144
Gain on disposition of subsidiaries and assets .....         213            293
                                                        --------       --------

Loss before taxes ..................................      (5,787)       (10,250)
Income tax benefit .................................        --             --
                                                        --------       --------

      Net loss .....................................    $ (5,787)      $(10,250)
                                                        ========       ========

Net loss per common share - Basic and Diluted           $  (0.14)      $  (0.34)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted          41,954         36,830



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       for the nine months ended September 30, 1998 and September 27, 1997
               (unaudited, in thousands, except per share amounts)

                                                    September 30,  September 27,
                                                         1998            1997
                                                       ---------       --------
Revenues:
  Construction services ............................  $   3,382        $ 28,880
  Maintenance, management fees and other ...........      1,000           3,170
  Energy sales .....................................        472           1,472
                                                      ---------        --------
    Total revenues .................................      4,854          33,522

Costs of revenues:
  Construction services ............................      2,543          29,496
  Energy plant operations ..........................      2,218           7,726
                                                      ---------        --------

    Total costs of revenues ........................      4,761          37,222

Gross Margin (Excess of expenses over revenues) ....         93          (3,700)

Project development and marketing expenses .........        700              34
General and administrative expenses ................      2,893          10,514
                                                      ---------        --------

Loss from operations ...............................     (3,500)        (14,248)

Interest income ....................................        514             810
Interest expense ...................................    (12,924)        (12,481)
Equity income of unconsolidated affiliates .........         15             133
Gain on disposition of subsidiaries and assets .....        170             756
                                                      ---------       ---------

Loss before taxes ..................................    (15,725)        (25,030)
Income tax benefit .................................       --              --
                                                      ---------       ---------

      Net loss .....................................  $ (15,725)      $ (25,030)
                                                      =========       =========

Net loss per common share - Basic and Diluted         $   (0.48)      $   (0.85)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted         39,430          36,830



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                     September 30,  December 31,
                                                          1998          1997
                                                       ---------   ------------
Current assets:
   Cash and cash equivalents ......................... $  10,535   $      7,294
   Funds in escrow, net ..............................       478          1,997
   Accounts receivable ...............................     1,396          4,669
   Inventories .......................................      --              135
   Hartford Hospital Project .........................      --           15,642
   Investment in EcoElectrica Project, net............    21,314         19,830
   Investment in Chateaugay Project ..................    15,713         16,128
   Deferred tax assets, net ..........................    17,913         17,913
   Other assets ......................................     1,797          3,026
                                                       ---------   ------------
Total current assets .............................        69,146         86,634

Property, plant and equipment, net ...................        47          3,252
Other assets .........................................      --              700
                                                       ---------   ------------
      Total assets ................................... $  69,193   $     90,586
                                                       =========   ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable .................................. $   4,436      $  12,579
   Accrued liabilities ...............................     8,184         13,147
   Hartford Hospital Project debt ....................      --            7,689
   EcoElectrica Project development loan payable .....    26,606         24,236
   Chateaugay Project debt ...........................    15,756         16,128
   Other notes payable ...............................     1,081          1,189
   Senior secured notes payable ......................    99,239         99,139
   Accrued interest on senior secured notes payable ..    41,216         28,044
   Accrued losses on contracts .......................     1,944          1,944
                                                       ---------   ------------
     Total current liabilities ......................    198,462        204,095

Accrued dividends on preferred stock .................    21,384         18,196
                                                       ---------   ------------
    Total liabilities ................................   219,846        222,291

Commitments and contingencies

Stockholders'  deficiency:
   Convertible preferred stock - 10,000,000  shares
   authorized, $.01  par  value; issued and outstanding
   102,492 until May 14, 1998 ........................      --           99,561
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 36,829,618 issued and outstanding
   December 31, 1997 and until May 14, 1998; after
   May 14, 1998, 41,954,218 issued and outstanding ...         4              4
   Additional paid-in capital .......................    224,031        127,658
   Cumulative foreign exchange .......................      --               35
   Accumulated deficit ...............................  (374,688)      (358,963)
                                                       ---------   ------------
    Total stockholders' deficiency ...................  (150,653)      (131,705)
                                                       ---------   ------------
      Total liabilities and
       stockholders' deficiency ...................... $  69,193   $     90,586
                                                       =========   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        for the nine months ended September 30, 1998
                       (unaudited, in thousands, except share amounts)

                                                                                  Effect of
                                Convertible        Common Stock      Additional   Cumulative
                              Preferred Stock                        Paid-In      Foreign    Accumulated
                              Shares    Amount   Shares      Amount  Capital      Exchange   Deficit      Total


Balance, December 31, 1997    102,492   $99,561  36,829,618  $4      $127,658     $35        $(358,963)   $(131,705)
  Mandatory preferred stock
     conversion              (102,492) ($99,561)  5,124,600   -       $99,561      --               --         --
  Preferred stock dividends        --        --          --   -        (3,188)     --               --       (3,188)
  Net loss                         --        --          --   -            --      --          (15,725)     (15,725)
  Write off of cumulative
     foreign exchange              --        --          --   -            --     (35)              --          (35)
                              -------   -------  ----------  --      --------     ---        ---------    ---------
Balance, September 30, 1998        --   $    --  41,954,218  $4      $224,031     $--        $(374,688)   $(150,653)
                              =======   =======  ==========  ==      ========     ===        =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the nine months ended September 30, 1998 and September 27, 1997
                            (unaudited, in thousands)

                                                 September 30, September 27,
                                                      1998        1997
                                                   ---------   ---------

Cash flows from operating activities:
Net loss .......................................   $ (15,725)  $ (25,030)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation, amortization and other ........       2,446       1,528
   Write off of assets .........................        --         3,685
   Gain on disposition of subsidiaries
    and assets .................................        (170)       (756)
   Accrued, but not paid, interest .............      15,711      11,828
   Changes in assets and liabilities:
    Funds in escrow, net .......................       1,519       2,325
    Accounts receivable ........................       2,896       9,216
    Other assets ...............................         --        3,016
    Accounts payable and accrued liabilities ...     (12,756)     (5,059)
    Accrued loss on contracts ..................        --          (652)
                                                   ---------   ---------
     Net cash (used in) provided by operating
      activities ...............................      (6,079)        101

Cash flows from investing activities:
   Proceeds from sales of subsidiaries
    and assets .................................       7,901       1,304
   Expenditures on EcoElectrica Project ........      (1,484)     (8,039)
   Investments in affiliates:
    Distributions ..............................        --            14
   Sale of affiliate ...........................        --            16
                                                   ---------   ---------
      Net cash provided by (used in) investing
       activities ..............................       6,417      (6,705)

Cash flows from financing activities:
    Proceeds from other notes payable ...........      3,011       1,430
    Payments on other notes payable .............       (108)     (1,867)
                                                   ---------   ---------
      Net cash provided by (used in) financing
       activities ...............................      2,903        (437)
                                                   ---------   ---------

Increase (Decrease) in cash and cash equivalents       3,241      (7,041)
   Cash and cash equivalents at
     beginning of period .......................       7,294      17,208
                                                   ---------   ---------

   Cash and cash equivalents at
     end of period .............................   $  10,535   $  10,167
                                                   =========   =========


     The accompanying notes are an integral part of these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation ("KENETECH") and its consolidated subsidiaries (collectively, the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1997. These interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation.

     On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, by and among KWI, the Official Committee of Unsecured Creditors appointed in KWI's chapter 11 case (the "Official Committee"), KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly-owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc. ("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Senior Secured Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released the claims filed against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. KES and KENETECH agreed to pay KWI $6.5 million upon the occurrence of certain circumstances. While the obligation to KWI is joint and several between KES and KENETECH, no amounts are due or payable to KWI until the Company receives proceeds from the sale of its Investment in EcoElectrica Project ("EcoElectrica Interest") (see Notes 3 and 7). Additionally, KWI will continue to be a member of the Company's consolidated group for income tax purposes. The Release was approved by the Bankruptcy Court on May 26, 1998. On October 22, 1998, KWI and the Official Committee jointly filed a first Amended Plan of Reorganization with the Bankruptcy Court which will hold a hearing to consider confirmation of the Amended Plan on January 6, 1999. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes that such ownership will not exist after completion of the bankruptcy proceedings. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company for financial reporting purposes and no activities of KWI have been reflected in the consolidated financial statements of the Company since that date. The Company's investment in KWI is recorded as zero in "Investments in Affiliates" in the accompanying September 30, 1998 and December 31, 1997 consolidated balance sheets.

 2.  Significant Accounting Policies

     Construction Service Revenue: Revenue from construction services is recognized on the percentage-of-completion, cost-to-cost method. Costs of such revenues include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs that can be attributed to specific contracts. Indirect costs not specifically allocable to contracts and general and administrative expenses are charged to operations as incurred. Revisions to contract revenue and cost estimates are recognized in the accounting period in which they are determined. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined.

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

     Income Taxes: The Company accounts for income taxes using the liability method under which deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year and changes in the valuation allowance. The Company believes it will realize a substantial gain (which will be taxable) upon the sale of the EcoElectrica Interest (see Notes 3 and 7) and may be able to realize tax basis and loss carry forwards against which a substantial valuation allowance has been recorded. There are various contingencies that relate to the timing and amount of the sale and realization of the tax basis and losses such that the Company is not able to conclude that it is more likely than not to realize more than the $17 million of net deferred tax assets recorded at September 30, 1998.

     Inventories:  Inventories  are  stated  at the  lower  of cost  or  market.

     Reclassified Amounts: Based upon management's plan to dispose of assets during 1998, certain assets have been classified as current. Related 1997 amounts have been reclassified for comparative purposes.

 3.  Liquidity and Going Concern

     The consolidated financial statements of the Company as of September 30, 1998 and December 31, 1997 and for the nine months ending September 30, 1998 and September 27, 1997, have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996 and 1995, has incurred a significant loss for the first nine months of 1998, has negative working capital and its liquidity is severely constrained. In 1998 the Company expects to generate losses before the sale of assets due to administrative expenses and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management plans to improve the Company's liquidity and to facilitate the continuation of its energy project development business by selling its EcoElectrica Interest (see Note 7) for substantial cash proceeds. In June 1998 the Company sold the Hartford Hospital Project (see Note 6). In October 1998 the Company entered into an agreement which may lead to the disposition of the Chateaugay Project (see Note 8).

     There can be no assurance that the Company will successfully complete its sale of the EcoElectrica Interest, or that, even if the planned sale of the EcoElectrica Interest is completed, the Company will realize sufficient cash proceeds to discharge current liabilities and to provide additional working capital to enable the Company to continue as a going concern.
     Consequently,  the  Company may be  required  to seek  protection  from its
     creditors  under  the  Federal   Bankruptcy   Code.

 4.  Construction Subsidiary

     The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities. The Company's consolidated statement of operations for the nine months ended September 30, 1998 and consolidated balance sheet as of September 30, 1998 include the following amounts relating to its construction subsidiary:

                      Nine months ended September 30, 1998
                                 (in thousands)

           Revenues                                         $ 3,382
           Costs of revenues                                  2,543
                                                            -------
             Gross margin                                       839

           General and administrative expenses                  572
                                                            -------
             Income from operations                             267

           Gain on sale of assets                                13
           Interest income                                      117
                                                            -------
           Income before income taxes                       $   397
                                                            =======

                                     As of
                               September 30, 1998
                                 (in thousands)

Assets:                              Liabilities and owner's deficiency:
  Current assets           $ 3,747   Current liabilities             $    6,857
                                     Owner's deficiency                  (3,110)
                           -------                                     --------
     Total assets          $ 3,747   Total liabilities & deficiency $     3,747
                           =======                                     ========

 5.  Net Loss Per Share

     Net loss per share amounts for the periods ended September 30, 1998 and September 27, 1997 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                   Quarters Ended              Nine months Ended
                                              September 30,  September 27,  September 30,  September 27,
                                                  1998          1997           1998            1997
                                               ---------     ---------      ---------       ---------


     Net loss                                  $  (5,787)    $ (10,250)     $ (15,725)     $ (25,030)
     Less preferred stock dividends                 --          (2,141)        (3,188)        (6,423)
                                               ---------     ---------      ---------      ---------
     Net loss used in per share calculations   $  (5,787)    $ (12,391)     $ (18,913)     $ (31,453)
                                               =========     =========      =========      =========
     Weighted average shares used in per share
     calculations                                 41,954        36,830         39,430         36,830
                                               =========     =========      =========      =========
     Net loss per share                        $   (0.14)    $   (0.34)     $   (0.48)     $   (0.85)
                                               =========     =========      =========      =========

     Preferred Stock dividends increase the net loss for the calculation of net loss per share. Common Stock equivalents are not included in weighted average shares used in the calculations because they would be anti-dilutive (reduce the loss per share). On May 14, 1998, the Preferred Stock was mandatorily converted into 5,124,600 shares of Common Stock, $0.0001 par value, and dividends on the Preferred Stock ceased to accrue.

6.   Hartford Hospital Project and Associated Debt

     The Company indirectly owned a cogeneration plant located in Hartford, Connecticut (the "Hartford Hospital Project"). In May 1998 the Company and the utility with which the Company had an Electricity Purchase Agreement (the "EPA") completed a Termination Agreement providing for the termination of the EPA in exchange for a stream of monthly payments payable with respect to the Hartford Hospital Project through December 1, 2000. In June 1998 the Company sold the Hartford Hospital Project, including the rights to the aforementioned monthly stream of payments, for $4,891,000 in cash
     (net) and assumption of the $10,700,000 note payable collateralized by the Hartford Hospital Project and approximately $350,000 of other liabilities. The Company realized no gain or loss on this transaction.

7.   Investment in EcoElectrica Project and Associated Development Loan Payable

     The Company indirectly owns a 50% interest (the "EcoElectrica Interest") in a partnership owning an industrial complex currently under construction that will consist of a liquefied natural gas import terminal and storage facility, a gas-fired cogeneration facility of approximately 540 MW, a desalination plant and assorted ancillary facilities located in Penuelas, Puerto Rico (collectively, the "EcoElectrica Project"). On August 30, 1996, the Company entered into a $30,000,000 loan agreement with loan proceeds principally applied to the development of the EcoElectrica Project. Throughout 1996 and most of 1997, amounts borrowed under this agreement bore interest at the 90 day LIBOR plus 7.5%. This rate was reduced to the 90 day LIBOR plus 5.9% upon the Project receiving construction financing in December 1997. The loan is collateralized by the stock of a special purpose entity formed to hold through affiliates the EcoElectrica Interest. No further cash is available under this agreement since the remaining funding capacity is structured to finance accrued and unpaid interest for the remaining term of the loan. This loan matures in conjunction with commercial operation of the EcoElectrica Project which is scheduled to occur in the fourth quarter of 1999.

     In February 1998 KENETECH and KES retained Fieldstone Private Capital Group ("Fieldstone") as their financial advisor with respect to the proposed sale by the Company of the EcoElectrica Interest. In April 1998, Fieldstone commenced a confidential solicitation of proposals from a limited number of qualified potential purchasers of the EcoElectrica Interest. The Company is currently negotiating the sale of the EcoElectrica Interest based on bids received from potential purchasers. Although the Company currently plans to sell the EcoElectrica Interest in 1998, there can be no assurance that current efforts will ultimately result in a disposition of the EcoElectrica Interest on terms acceptable to the Company or as of any specified date.

8.   Investment in Chateaugay Project and Associated Debt

     The Company indirectly owns a 50% interest in KES Chateaugay, L.P., a Delaware limited partnership (the "Partnership"), which owns a 17.8 megawatt wood-fired electric power plant it developed and constructed in Chateaugay, New York (the "Chateaugay Project"). The Chateaugay Project delivers electric energy to New York State Electric & Gas Corporation under a long-term Power Purchase Agreement. Debt associated with the Chateaugay Project consists primarily of tax-exempt bonds. In July 1991, the Partnership entered into an agreement with the County of Franklin (New
     York) Industrial Development Authority (the "Authority") whereby the Authority loaned the partnership the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 (supported by a letter of credit from the Partnership's nonrecourse lender) to finance the construction of the Chateaugay Project. The bonds are due July 1, 2021. As the Partnership makes debt payments, the Company reduces its pro rata 50% share of the debt accordingly.

     In October 1998, the Partnership and the Authority signed a Cooperation and Termination Agreement and Release (collectively, the "Termination Agreement") with respect to a proposed termination of the Power Purchase Agreement, the payment or defeasance of the Series 1991A Bonds, and disposition of the Chateaugay Project, including obligations related to closure of the facility. Consummation of the transaction contemplated by the Termination Agreement is subject to several material conditions precedent beyond the control of the Partnership. If the transactions are successfully concluded, as to which there is no assurance, the Company would be released by the Authority from all liability associated with the Project but does not expect to receive substantial net cash proceeds from the disposition of the Chateaugay Project assets. Accordingly, no provision for the outcome of this matter has been made in the accompanying financial statements.

9.   Other Notes Payable

     Other notes payable at September 30, 1998 and December 31, 1997 consisted of the following:


                                                      September 30, December 31,
                                                           1998         1997
                                                        ---------  ------------
                                                             (in thousands)
     Borrowings under a $1,200,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (8.25% at September 30, 1998)...................  $    1,060  $      1,144

     Notes bearing interest at 7.0% due through 1999.           6             6

     Other obligation bearing interest at 9.9% due
     through 1999, collateralized by equipment.......          15            39
                                                        ---------  ------------
                                                        $   1,081  $      1,189
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

     Under the terms of the note indenture, the Company is restricted from paying cash dividends on its common stock and must comply with certain covenants, the most restrictive of which place limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The Company has not paid any interest since December 15, 1997 and is in default. At September 30, 1998 and December 31, 1997 the debt was classified as a current liability.

11.  Contingencies

     Preferred Stock Litigation: On May 6, 1998, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P. ("Plaintiffs"), filed a Verified Complaint for Declaratory Judgment and Injunctive Relief, in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs allege that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock") of the Company, that mandatorily converted, on May 14, 1998, into common stock, par value $0.0001 per share ("Common Stock") of the Company.

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

     The Company's motion to dismiss the amended complaint was denied by the Court of Chancery on October 21, 1998. The Company filed (i) with the Court of Chancery, an Application for Certification of Interlocutory Appeal seeking the entry of an order certifying an interlocutory appeal to the Supreme Court of the State of Delaware from the order denying the motion to dismiss and a motion for a stay of discovery, and (ii) with the Supreme Court of the State of Delaware, an appeal from the interlocutory order of the Court of Chancery and a motion to grant a stay of the proceedings pending the appeal. The Court of Chancery on November 9, 1998 refused to certify the Interlocutory Appeal and has denied the motion to stay. The appeal to the Supreme Court is pending and the Supreme Court has denied the motion to stay.

     Trial in the action is tentatively set for January 1999 and the Company intends to continue to contest the action vigorously.

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

     The Court has certified a plaintiff class consisting of all persons or entities who purchased KENETECH common stock between September 21, 1993 and August 8, 1995 or KENETECH depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and certified a plaintiff and defendant underwriter class as to the section 11 claim.

     There have been two unsuccessful attempts at mediation to settle the action and one unsuccessful settlement conference. Defendants' motion for summary judgement is pending and no trial date has been set.

     Enercon Litigation: In 1996, Enercon GmbH ("Enercon") filed suit in Federal Court against the Company, individual officers of the Company and/or KWI, and KWI's expert witness in proceedings before the U.S. International Trade Commission (the "ITC"), for alleged misconduct related to patent infringement proceedings instituted by KWI against Enercon and The New World Power Corporation ("New World Power") that resulted in issuance of an exclusion order by the ITC that barred Enercon and New World Power from importing infringing wind turbines products into the United States. In its suit, Enercon alleged malicious prosecution, patent misuse and anti-trust violations. Enercon has dismissed the action without prejudice after the ITC's exclusion order was affirmed by the Federal Circuit Court of Appeals.

     Lease Litigation: On October 1, 1998, Mellon US Leasing filed suit in San Francisco County Superior Court against the Company. The complaint alleges that the Company has breached an equipment lease agreement and seeks damages of approximately $100,000 and other unspecified costs and relief.

     Westinghouse Litigation: C. N. Flagg & Co, Incorporated ("C.N. Flagg"), a wholly-owned subsidiary of CNF, instituted legal proceedings against, among others, Westinghouse Electric Corporation ("Westinghouse") in March, 1997, in the U.S. Federal District Court in Minnesota (No. 97-617 JRT/RLE) to recover $6.0 million as compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. Westinghouse has filed a counter-claim for $2.6 million alleging overpayment. Discovery is proceeding in the action and a trial date in January 1999 has been set.

     NTS Litigation: On May 6, 1998, National Technical Services, Inc. filed a complaint in the Superior Court of California, County of Sacramento, against CNF, among others, alleging breach of contract related to labor and materials provided by NTS in connection with a power plant being constructed by CNF for the Sacramento Power Authority. Plaintiff is seeking damages of approximately $700,000 and other unspecified relief.

     Wrongful Termination Litigation: On December 31, 1987, a former employee of CN Flagg Power, Inc. ("CN Power") (formerly, a wholly-owned subsidiary of CNF filed a complaint with the State of Connecticut Commission of Human Rights and Opportunities (the "Commission") alleging that he was wrongfully terminated from his position at Millstone Point, a nuclear energy generation facility owned and operated by Northeast Utilities. CN Flagg's motion to dismiss the complaint has been denied by the Commission. Damages are alleged to be in the area of $300,000.

     Eemsmond: Certain companies have threatened to bring suit against CNF alleging CNF's failure to make payments on certain equipment or civil construction services supplied in connection with the construction of a windplant in The Netherlands. The amounts alleged to be unpaid are in the area of $2,000,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     OVERVIEW

     KENETECH is a holding company which has participated through its subsidiaries in the electric utility market. Historically, the Company developed, constructed, financed, sold, operated and managed independent power projects with an emphasis on windpower generation.

     The Company's windpower subsidiary, KWI, manufactured wind turbines and designed wind-powered electric power plants which incorporated large arrays of such turbines. On May 29, 1996, KWI filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over the fair value of its assets. A Release was entered into as of May 13, 1998, by and among KWI, the Official Committee, KENETECH, KES, CNF and the Trustee. In the Release, CNF, KENETECH and the Trustee released the claims filed against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. KES and KENETECH agreed to pay KWI $6.5 million upon the occurrence of certain circumstances. While the obligation to KWI is joint and several between KES and KENETECH, no amounts are due or payable from KES until it receives proceeds from the sale of its EcoElectrica Interest as more fully described below. Additionally, KWI will continue to be a member of the Company's consolidated group for income tax purposes. The Release was approved by the Bankruptcy Court on May 26, 1998. On October 22, 1998, KWI and the Official Committee jointly filed a first Amended Plan of Reorganization with the Bankruptcy Court which will hold a hearing to consider confirmation of the Amended Plan on January 6, 1999. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, KENETECH believes that such ownership will not exist after the completion of the KWI bankruptcy proceedings. Accordingly, as of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company for financial reporting purposes. The Company's financial statements exclude all activities of KWI after that date.

     Through CNF, the Company constructed independent power projects since 1988. This subsidiary competed for contracts for engineering, procurement and construction (EPC) and for construction only. Historically, the Company had constructed all of the thermal energy power projects it developed and many of the Windplants it developed. Substantially all construction work performed by the Company for third parties was competitively bid and most was performed under turnkey contracts. The chapter 11 filing of KWI discussed above has materially adversely affected CNF and its ability to procure contracts. CNF had joint venture interests in the EPC contracts for the EcoElectrica Project described below which were sold in December 1997. CNF is not working on any of construction projects, has no employees and is in the process of disposing its remaining assets and liabilities.

     Through KES, the Company develops and finances independent power projects. KES currently indirectly holds interests in the independent power projects described below:

     The EcoElectrica Project

     Through KES, the Company owns the EcoElectrica Interest, a 50% interest in EcoElectrica, L.P., a Bermuda limited partnership ("EcoElectrica"). The remaining 50% equity interest in EcoElectrica is owned by affiliates of Enron Corp.

     EcoElectrica was formed to pursue the development, construction, operation and ownership of the EcoElectrica Project, an industrial complex consisting of a liquefied natural gas import terminal and storage facility, a gas-fired cogeneration facility of approximately 540MW, a desalination plant, and assorted ancillary facilities located in Penuelas, Puerto Rico. The EcoElectrica Project will produce electricity to be sold to the Puerto Rico Electric Power Authority ("PREPA") pursuant to a 22-year Power Purchase and Operating Agreement. The desalination plant will produce water for the EcoElectrica Project and also for sale to the Puerto Rico Aqueduct and Sewer Authority for further sale to local markets and to PREPA for use in its generating plants.

     In August 1996, a single purpose subsidiary of KES entered into a $30 million non-recourse loan agreement to provide proceeds to continue the development of the EcoElectrica Project. The loan matures in conjunction with commercial operations of the EcoElectrica Project, currently scheduled for the fourth quarter of 1999, and contains adequate remaining capacity to finance the interest charges on the principal balance through maturity when the entire $30 million would be utilized.

     EcoElectrica closed its construction financing, including up to $603 million of non-recourse debt, in December 1997. Construction, under a turnkey contract guaranteed as to payment by Enron Corp. and as to payment and performance by Enron Power Corp., is underway with initial commercial power deliveries expected in the fourth quarter of 1999. KES has secured its $33.5 million equity commitment (included in the Investment in
     EcoElectrica Project) to EcoElectrica with a cash-collateralized irrevocable letter of credit. This equity commitment is due when the EcoElectrica Project begins commercial operations which is currently scheduled to occur in the fourth quarter of 1999.

     In February 1998, KENETECH and KES retained Fieldstone as their financial advisor with respect to the proposed sale of the EcoElectrica Interest. In April 1998, Fieldstone commenced a confidential solicitation of proposals from a limited number of qualified potential purchasers of the EcoElectrica Interest. The Company is currently negotiating the sale of the EcoElectrica Interest based on bids received from potential purchasers. Although the Company currently plans to sell the EcoElectrica Interest in 1998, there can be no assurance that current efforts will ultimately result in a disposition of the EcoElectrica Interest on terms acceptable to the Company or as of any specified date.

     The Chateaugay Project

     Through KES, the Company owns a 50% indirect interest in the Partnership, which owns the 17.8 megawatt wood-fired electric generating Chateaugay Project it developed and constructed in Chateaugay, New York. The remaining 50% equity interest is owned by affiliates of CMS Generation Company. The Chateaugay Project delivers electric energy to New York State Electric & Gas Corporation under a long-term Power Purchase Agreement. Debt associated with the Chateaugay Project consists primarily of tax-exempt bonds. In July 1991, the Partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the "Authority") whereby the Authority loaned the partnership the proceeds of the Authority's Series 1991A Bonds issued of $34,800,000 (supported by a letter of credit from the Partnership's nonrecourse lender) to finance the construction of the Chateaugay Project. The bonds are due July 1, 2021.

     In October 1998, the Partnership and the Authority signed a Termination Agreement with respect to a proposed termination of the Power Purchase Agreement, the payment or defeasance of the Series 1991A Bonds, and disposition of the Chateaugay Project, including obligations related to closure of the facility. Consummation of the transaction contemplated by the Termination Agreement is subject to several material conditions precedent beyond the control of the Partnership. If the transactions are successfully concluded, as to which there is no assurance, the Company would be released by the Authority from all liability associated with the Project but does not expect to receive substantial net cash proceeds from the disposition of the Chateaugay Project assets. Accordingly, no provision for the outcome of this matter has been made in the accompanying financial statements.

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the quarterly periods ending September 30, 1998 and September 27, 1997 have been prepared assuming the Company will continue as a going concern.

            Quarters ended September 30, 1998 and September 27, 1997

     The Company incurred a net loss for the third quarter of 1998 of $5.8 million as compared to a net loss for the third quarter of 1997 of $10.3 million. In 1998 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.


                                                        Quarter Ended
                                         September 30, 1998        September 27, 1997
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$  --     $ --   $  --    $    7.3  $ 8.1  $  (0.8)

  Energy sales <F1> ................     --       --      --         1.0    4.2     (3.2)

  Maintenance, management
   fees and other <F1>..............     0.016    --     0.016       0.3    0.3      --
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$  0.016  $ --   $ 0.016  $    8.6  $12.6  $  (4.0)
                                      ========  =====  =======  ========  =====  =======

<F1>

     Construction services revenue (recorded under the percentage-of-completion method) decreased to zero for the quarter ended September 30, 1998 from $7.3 million for the comparable period in 1997 because the Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     Energy sales revenue was zero in the third quarter of 1998 because the Company sold the Hartford Hospital Project in June 1998 (see discussion at
     Note 6 and Gain on disposition of subsidiaries and assets). Comparatively the Company experienced an excess of expenses over revenues of $3.2 million in the third quarter of 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units was prohibitive and there were no lease engines available for short term installation. The Company assembled one turbine, which operated sporadically, from the serviceable parts of the two failed turbines.

     Maintenance, management fees and other were $16 thousand for the quarter ended September 30, 1998 compared to $0.3 million for the comparable 1997 period. On June 30, 1998, KENETECH Facilities Management, Inc.'s ("KFM"), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, sole remaining contract with a third party expired and was not renewed by the owner of the power plant. Additionally, in conjunction with the sale of the Hartford Hospital
     Project, the operations and maintenance contract held by KFM was terminated. As a result, KFM has no further business activity or employees and will be wound up in due course.

     Project development and marketing expenses increased to $317 thousand for the quarter ended September 30, 1998 from $8 thousand for the comparable period in 1997 due to the Company's marketing of its EcoElectrica Interest.

     General and administrative expenses decreased to $1.3 million for the quarter ended September 30, 1998 from $2.2 million for the comparable period in 1997 due to downsizing of the Company's operations.

     Interest expense decreased slightly to $4.6 million for the third quarter of 1998 compared to $4.7 million for the third quarter of 1997 due to lower interest bearing balances outstanding during the quarter.

     Gain on disposition of subsidiaries and assets reflects a $213 thousand gain for the quarter ended September 30, 1998 which was primarily generated by the receipt of a receivable, previously reserved for, related to the disposition of various assets.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Although a loss was incurred, no tax benefit was recorded for the periods ended September 30, 1998 and September 27, 1997 because of the uncertainty about the Company's ability to utilize such a benefit. The Company believes it will realize a substantial gain (which will be taxable) upon the sale of the EcoElectrica Interest and may be able to realize tax basis and loss carry forwards against which a substantial valuation allowance has been recorded. There are various contingencies that relate to the timing and amount of the sale and realization of the tax basis and losses such that the Company is not able to conclude that it is more likely than not to realize more than the $17 million of net deferred tax assets recorded at September 30, 1998.

     Nine months ended September 30, 1998 and September 27, 1997

     The Company incurred a net loss for the first nine months of 1998 of $15.7 million as compared to a net loss for the first nine months of 1997 of $25.0 million. In 1998 the Company expects to generate operating losses before the sale of assets described above in "Overview" due to administrative expenses and interest expense on debt in excess of gross margin.


                                                      Nine months ended
                                         September 30, 1998        September 27, 1997
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$    3.4  $ 2.6  $   0.8  $   28.9  $29.5  $  (0.6)

  Energy sales <F1> ................       0.5    1.5     (1.0)      3.1    7.3     (4.2)

  Maintenance, management
   fees and other <F1>..............       1.0    0.7      0.3       1.5    0.4      1.1
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$    4.9  $ 4.8  $   0.1  $   33.5  $37.2  $  (3.7)
                                      ========  =====  =======  ========  =====  =======

<F1>

                                       19

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $3.4 million for the nine months ended September 30, 1998 from $28.9 million for the comparable period in 1997 because the Company's construction subsidiary has completed its projects in process and is in the process of disposing of its remaining assets and liabilities.

     Energy sales experienced an excess of expenses over revenues of $1.0 million for the first nine months of 1998 compared to a $4.2 million in the first nine months of 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines as described above.

     Maintenance, management fees and other were $1.0 million for the nine month period ended September 30, 1998 compared to $1.5 million for the comparable 1997 period as a result of cessation of business by KFM as described above.

     Project development and marketing expenses increased to $382 thousand for the nine months ended September 30, 1998 from $34 thousand for the comparable period in 1997 increased due to the Company's marketing of its EcoElectrica Interest.

     General and administrative expenses decreased to $2.9 million for the nine months ended September 30, 1998 from $10.5 million for the comparable period in 1997 due to downsizing of the Company's operations.

     Interest expense increased to $13.0 million for the nine months ended September 30, 1998 from $12.5 million for the comparable 1997 period due to the larger interest bearing balances outstanding during the first nine months of 1998.

     Gain on disposition of assets and subsidiaries. In June 1998 the Company sold the Hartford Hospital Project, including the rights under the Termination Agreement (see Note 6) and incurred no gain or loss on this transaction. The $170 thousand gain reflected in the nine month period was primarily generated by the receipt of a receivable, previously allowed for, related to the disposition of various assets.

     Income taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Although a loss was incurred, no tax benefit was recorded for the periods ended September 30, 1998 and September 27, 1997 because of the uncertainty about the Company's ability to utilize such a benefit. The Company believes it will realize a substantial gain (which will be taxable) upon the sale of the EcoElectrica Interest and may be able to realize tax basis and loss carry forwards against which a substantial valuation allowance has been recorded. There are various contingencies that relate to the timing and amount of the sale and realization of the tax basis and losses such that the Company is not able to conclude that it is more likely than not to realize more than the $17 million of net deferred tax assets recorded at September 30, 1998.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first nine months of 1998 operations activities used cash of $6.1 million. As previously stated, the Company expects a loss from operations in 1998 before the sale of the assets described above in "Overview" due to administrative expenses and interest on debt in excess of gross margin.

     Investing activities

     During the first nine months of 1998 the Company sold the building and land owned by its construction subsidiary for $2.8 million in cash and the Hartford Hospital Project for $4.9 million (net) in cash and received $0.2 million for a receivable previously allowed for related to the disposition of various assets.

     Financing activities

     During the first nine months of 1998 the Company borrowed an additional $3.0 million from the lender to the Hartford Hospital Project as discussed under energy plant operations above. The $2.4 million increase on the EcoElectrica Project development loan during the first nine months of 1998 represents the financing of the interest expense on that loan.

     Status
     ------

     During 1996 the Company's liquidity became severely constrained as it consumed its cash. On February 2, 1996 the Company announced that it would not pay the dividend scheduled for February 15, 1996 on its Preferred Stock and has paid no dividends on the Preferred Stock since then. Dividends ceased to accrue on May 14, 1998 when the Preferred Stock mandatorily converted to 5,124,600 shares of Common Stock. In December 1992 the Company sold $100.0 million of 12 3/4% Senior Secured Notes due 2002. Interest on these notes is due June 15 and December 15 of each year. The Company has not paid interest since December 15, 1995. The EcoElectrica Project development loan has no cross default provisions with the Senior Secured Notes, is current, and the additional capacity is being used to finance the accrued and unpaid interest for the remaining term of the loan. The EcoElectrica Interest is the only asset held for sale from which management expects to receive significant net proceeds. Although the Company currently plans to sell the EcoElectrica Interest in 1998, there can be no assurance that current efforts will ultimately result in a disposition of the EcoElectrica Interest on terms acceptable to the Company or as of any specified date.

     Certain lenders and other creditors are seeking repayment and/or restructuring of the amounts due them. The Company is unable to borrow money, except under the EcoElectrica Project development loan to finance the interest expense on that loan.

     Risks and Uncertainties
     -----------------------

     The consolidated financial statements as of and for the quarter ended September 30, 1998 have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses in 1997, 1996, and 1995, has incurred a significant loss for the first nine months of 1998, has negative working capital and its liquidity is severely constrained. Certain lenders and creditors are seeking repayment and/or restructuring of the amounts due them. In 1998 the Company expects to generate operating losses before the sale of assets due to administrative expenses in excess of gross margin and interest expense on debt. These factors raise substantial doubt about the Company's ability to continue as a going concern in its current form.

     Management plans to improve the Company's liquidity and to facilitate the continuation of its energy project development business by selling assets.

     There can be no assurance that the Company will successfully complete its planned asset sales, or that, even if planned asset sales are completed, the Company will realize sufficient net sales cash proceeds to discharge current liabilities and provide additional working capital to enable the Company to continue as a going concern. Consequently, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Code.

     Effects of Year 2000

     It is possible that the Company's currently installed computer systems may not accept input of, store, or manipulate dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). Management has evaluated the situation and believes that the cost to the Company of making its computer systems Year 2000 compliant is not material and is not expected to have a material adverse effect on the business, financial position or results of operations. The Company expects to update its computer systems by the end of 1999. In the Company's project development business, financial institutions are the critical vendors and will be evaluated for Year 2000 compliance when appropriate. However, no assurance can be given that the systems of the Company or its vendors will be in compliance or corrected on a timely basis. At this time the Company has no contingency plans in place for such an event. The Company has not assessed and cannot predict to what extent its results of operations, financial condition or business may be adversely affected if third parties with whom the Company has a material relationship are not compliant.

     Forward-looking Statements: This discussion of the implications of the Year 2000 for the Company contains numerous forward-looking statements based on inherently uncertain information. Statements about the cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 program. Although the Company will assess the readiness of third parties and will prepare contingency plans, there can be no guarantee that the failure of third parties to modify their systems in advance of December 31, 1999 will not have a material adverse affect on the Company.

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


                                          KENETECH Corporation




                                          By:
      Date:  November 16, 1998                      Mark D. Lerdal
                                        President, Chief Executive Officer,
                                                       and Director




      Date:  November 16, 1998              By:
                                                Michael U. Alvarez
                                              Chief Financial Officer
                                                 and Vice-President




                                          By:
      Date:  November 16, 1998                   Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                            Officer, and Assistant Treasurer

                                   SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  November 16, 1998                   Mark D. Lerdal
                                        President, Chief Executive Officer,
                                                and Director




                                           By:  /s/  Michael U. Alvarez
      Date:  November 16, 1998                    Michael U. Alvarez
                                              Chief Financial Officer
                                                 and Vice-President




                                         By:  /s/  Mervin E. Werth
      Date:  November 16, 1998                  Mervin E. Werth
                                        Corporate Controller, Chief Accounting
                                           Officer, and Assistant Treasurer