Form 10-K
period 1998-12-31
KENETECH CORP
filed 1999-03-31
CIK 807708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Securities registered pursuant to Section 12(g) of the Act:
                                 COMMON STOCK
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the market price of the Common Stock at March 15, 1999 ($0.14), the aggregate market value of the Common Stock of non-affiliates of the Registrant was approximately $4,278,000. As of March 15, 1999, there were 41,954,218 shares of Common Stock outstanding.

                                     PART I

Item 1. Business
----------------

     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which participated through its subsidiaries in the electric utility market. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. ("KWI") only through May 29, 1996). Historically, the Company developed, constructed, financed, operated, managed and sold independent power projects and manufactured wind turbines.

     The Company experienced severe constraints on its liquidity beginning in late 1995. In an effort to relieve such constraints, KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 29, 1996, reporting an excess of liabilities over its assets. The Chapter 11 filing of KWI materially adversely affected the Company's ability to procure new business. As a result of liquidity constraints, the Company limited its new development activities and focused all of its activities on raising funds for working capital and to repay debt. As of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's financial statements exclude all KWI activity after that date. KWI's Plan of Reorganization was confirmed by the Bankruptcy Court on January 27, 1999. Although the Company continues to own the common stock of KWI, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes.

     As of March 31, 1999, the Company has completed its activities to raise funds for working capital purposes, has disposed of substantially all its operating assets and has repaid substantially all of its indebtedness for borrowed money. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Item 3). Management is currently charting the future direction of the Company. It is likely that the Company's future business will be in the energy or real estate industries. The Company has retained professionals to assist it in the identification and evaluation of business opportunities.

     EMPLOYEES:  The Company currently employs four persons.

Item 2.  Property
-----------------

     The Company maintains its corporate headquarters in San Francisco, California. The lease for approximately 2,400 square feet of corporate office space expires in 2001. The annual lease payment is approximately $71,000.

Item 3. Legal Proceedings
-------------------------

     LITIGATION

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

     The Court of Chancery entered a Temporary Restraining Order in the action on December 28, 1998 that restrains the Company from making payments from the proceeds of the sale of the EcoElectrica Project Interest (see Item 7, Results of Operations and Item 8, Note 5) in satisfaction of any obligations not previously disclosed in the Company's 10-K or 10-Q or their attached exhibits (except to the extent necessary for ordinary, customary and reasonable expenses) without first providing five business days advance notice to Plaintiffs.

     A bench trial in the action was held February 16-19, 1999 before the Court of Chancery and a ruling on the merits is expected in the third quarter of 1999.

     Shareholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's Common Stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's Preferred Stock (depository shares) during the period from April 28, 1994 (the public offering date of the Preferred Stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

     The Court has certified a plaintiff class consisting of all persons or entities who purchased Common Stock between September 21, 1993 and August 8, 1995 or depositary shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and certified a plaintiff and defendant underwriter class as to the section 11 claim.

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

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleges that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages are alleged to be in excess of $1,118,246.

     Wrongful Termination Litigation: On December 31, 1987, a former employee of CN Flagg Power, Inc. ("CN Power") (formerly, a wholly-owned subsidiary of
     CNF), filed a complaint with the State of Connecticut Commission of Human Rights and Opportunities (the "Commission") alleging that he was wrongfully terminated from his position at Millstone Point, a nuclear energy generation facility owned and operated by Northeast Utilities. CN Power's motion to dismiss the complaint has been denied by the Commission. Damages are alleged to be in the area of $300,000.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     SETTLED LITIGATION

     Westinghouse Litigation: C. N. Flagg & Co, Incorporated ("C.N. Flagg"), a wholly-owned subsidiary of CNF, instituted legal proceedings against, among others, Westinghouse Electric Corporation ("Westinghouse") in March, 1997, in the U.S. Federal District Court in Minnesota (No. 97-617 JRT/RLE) to recover compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. The parties have agreed to a settlement in the action whereby C.N. Flagg will receive approximately $500 thousand from Westinghouse after payment of outstanding counter claims, liens and amounts to subcontractors and suppliers to the project.

     NTS Litigation: On May 6, 1998, National Technical Services, Inc. ("NTS") filed a complaint in the Superior Court of California, County of Sacramento, against CNF Constructors, Inc., among others, alleging breach of contract related to labor and materials provided by NTS in connection with a power plant being constructed by CNF Constructors, Inc. for the Sacramento Power Authority. The parties have settled the action in exchange for the payment of $457,000 to NTS and a dismissal with prejudice has been filed.

     BANKRUPTCY  OF KWI

     On May 29, 1996, KWI filed a voluntary petition in the United States Bankruptcy Court for the Northern District of California (Oakland Division) under chapter 11 of the Bankruptcy Code. KWI's management attributed its filing to continuing losses and lack of operating capital. The Bankruptcy Petition filed by KWI stated that as of March 30, 1996 (the latest available information prior to the filing), KWI had liabilities, as defined by bankruptcy filing procedures which include certain commitments, claims and other liabilities not recognized under generally accepted accounting principles, significantly in excess of assets. Neither KWI nor the Company had been able to complete the sale of certain assets or subsidiaries on a basis to provide additional capital for KWI's ongoing operations and KWI believed that it would be unable to meet, among other things, its existing maintenance and warranty obligations under contracts undertaken in connection with the sale of its wind turbines.

     The filing of the chapter 11 case by KWI resulted in an event of default occurring under the Company's 12-3/4% Senior Secured Notes Due 2002 (the "Notes") in the principal amount of $100 million. The Notes, and all accrued interest thereon, were satisfied and discharged in full on December 23, 1998. The filing also materially adversely affected the Company's construction subsidiary's ability to procure new business.

     Since the filing of the chapter 11 case, KWI has sold certain development assets, operating assets, technology rights and other assets under the supervision of the Bankruptcy Court.

     A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, and approved by the Bankruptcy Court on May 26, 1998, by and among KWI, the Official Committee of Unsecured Creditors appointed in KWI's chapter 11 case (the "Official Committee"), KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc. ("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released, subordinated or contributed to capital the claims filed by them against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities filed by KWI, including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. Under the terms of the Release, KES and KENETECH have paid KWI $6.5 million from the proceeds of the sale of the EcoElectrica Project Interest (see Item 7, Results of Operations and Item 8, Note 5). KWI will continue to be a member of the Company's consolidated group for income tax purposes.

     A first Amended Plan of Reorganization jointly filed with the Bankruptcy Court by KWI and the Official Committee was confirmed on January 27, 1999. The Plan is expected to become effective by April 27, 1999 if certain conditions set forth therein are satisfied. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes that it will not realize any value from its remaining interests in KWI other than certain tax attributes.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     Prior to September 21, 1993, the date the Company's Common Stock began trading on The Nasdaq National Market under the symbol "KWND", there was no public market for the Common Stock. The Company was advised by the National Association of Securities Dealers, Inc. that the Company's Common Stock was delisted from The Nasdaq National Market effective July 1, 1996. The Company understands that bid and ask quotations continue to be entered by market makers in the over-the-counter market for the Common Stock. The Company has no current plans to cause the Common Stock to be listed with The Nasdaq National Market or on any exchange. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by a market maker in the stock (1). Such over-the-counter market quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

          Year                                      High         Low
          --------------                           -------     -------
          1997
          ----
          First Quarter                            $ 0.000     $ 0.000
          Second Quarter                             0.000       0.000
          Third Quarter                              0.125       0.000
          Fourth Quarter                             0.250       0.000

          1998
          ----
          First Quarter                            $ 0.070     $ 0.050
          Second Quarter                             0.410       0.0625
          Third Quarter                              0.310       0.160
          Fourth Quarter                             0.280       0.125

          1999
          ----
          First Quarter (to March 15, 1999)        $ 0.260     $ 0.140

     (1) The market maker from which the Company obtained high and low bid quotations for 1997 does not report quotations under $0.125. Quotes for 1998 and 1999 were obtained from a stock quotation system.

     The closing sale price of the Company's Common Stock as of a recent date is set forth on the cover page hereof. There were approximately 604 holders of record of the Common Stock as of March 1, 1999.

     DIVIDEND  POLICY

     The Company has never paid a dividend on its Common Stock and does not intend to pay Common Stock dividends in the foreseeable future. Formerly, the Company's 12 3/4% Senior Secured Notes, and the provisions of the Certificate of Incorporation under which the Company issued its 8 1/4% Preferred Redeemable Increased Dividend Equity Securities restricted the payment of Common Stock dividends except under specified circumstances. The Senior Secured Notes were satisfied and discharged in full on December 23, 1998 and the Preferred Stock manditorily converted into Common Stock on May 14, 1998 (the "Mandatory Conversion Date"). See Item 7 and Item 8 of this Form 10-k for further restrictions on the Company's ability to pay dividends on its Common Stock in the future.

     On March 23, 1999, the Board of Directors of the Company determined, pursuant to the terms of the Certificate of Incorporation set out above, to pay cash in an amount equal to all accrued and unpaid dividends on each share of Preferred Stock, to and including the Mandatory Conversion Date, which results in a payment of $4.1775 per depositary share. The payment shall be made on or about April 14, 1999, to the persons in whose names depositary receipts evidencing the depositary shares were registered on the books of the Depository, ChaseMellon Shareholder Services, L.L.C., on the Mandatory Conversion Date. The total payment by the Company is $21,408,016.

Item 6. Selected Financial Data.
--------------------------------

     The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited Consolidated Financial Statements of the Company. (Dollar amounts in thousands, except per share amounts.)

                                                                         Year Ended December 31,
                                                      ----------------------------------------------------------------
                                                        1998          1997          1996          1995          1994
                                                      --------      --------      --------      --------      --------

INCOME STATEMENT DATA (1):
Revenues (2).......................................   $251,921      $ 40,993      $ 91,890      $327,589      $338,211
Total costs of revenues (3)........................     39,015        45,000        83,705       504,696       278,778
Gross margin (excess of expenses over revenues)....    212,906        (4,007)        8,185      (177,107)       59,433
Project development and marketing,
  engineering, general and administrative expenses.      4,178        16,034        40,559        71,368        44,677
Income (loss) from operations......................    208,728       (20,041)      (32,374)     (248,475)       14,756
Income (loss) before taxes.........................    185,486       (25,242)      (60,850)     (271,647)        1,426
Net income (loss)..................................    131,572       (25,242)      (84,241)     (250,148)        4,348
Income (loss) per share (4):
     Basic.......................................        3.20        (0.92)        (2.52)(3)     (7.12)        (0.03)
     Diluted.....................................        3.20        (0.92)        (2.52)(3)     (7.12)        (0.03)

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                        1998          1997         1996           1995          1994
                                                      ---------     ---------    --------       --------      --------

BALANCE SHEET DATA:
Working capital (5)................................   $  31,389     $(116,545)   $(141,621)     $ (3,232)     $140,766
Total assets.......................................      84,485        90,586      123,311       401,249       517,168
Stockholders' equity (deficiency)..................      (3,356)     (131,705)     (97,900)       (5,559)      248,718

          (1) Excludes operations of KWI after bankruptcy filing (May 29, 1996).
          (2) Includes sale of EcoElectrica Project Interest in 1998 for $247,000.
          (3) In 1995 includes special charges of $224,551.
          (4) Includes effect of deducting dividends earned on convertible preferred stock issued in 1994.
          (5) Includes Senior Secured Notes, accrued interest thereon, and the EcoElectrica
              Project loan in 1997 and 1996.  These were repaid in full in 1998.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------------------

     OVERVIEW


     KENETECH Corporation ("KENETECH"), a Delaware corporation, is a holding company which participated through its subsidiaries in the electric utility market. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. ("KWI") only through May 29, 1996). Historically, the Company developed, constructed, financed, operated, managed and sold independent power projects and manufactured wind turbines.

     The Company experienced severe constraints on its liquidity beginning in late 1995. In an effort to relieve such constraints, KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 29, 1996, reporting an excess of liabilities over its assets. The Chapter 11 filing of KWI materially adversely affected the Company's ability to procure new business. As a result of liquidity constraints, the Company limited its new development activities and focused all of its activities on raising funds for working capital and to repay debt. As of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's financial statements exclude all KWI activity after that date. KWI's Plan of Reorganization was confirmed by the Bankruptcy Court on January 27, 1999. Although the Company continues to own the common stock of KWI, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes.

     As of March 31, 1999, the Company has completed its activities to raise funds for working capital purposes, has disposed of substantially all its operating assets and has repaid substantially all of its indebtedness for borrowed money. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Item 3). Management is currently charting the future direction of the Company. It is likely that the Company's future business will be in the energy or real estate industries. The Company has retained professionals to assist it in the identification and evaluation of business opportunities.

     As of December 31, 1998, the Company, through KENETECH Energy Systems, Inc. ("KES"), owned a 50% indirect interest in a partnership (the "Chateaugay Partnership"), which owned a 17.8 MW wood-fired electric generating station developed and constructed by the Company in Chateaugay, New York (the "Chateaugay Project"). The remaining 50% equity interest was owned by affiliates of CMS Generation Company. The Chateaugay Project delivered electric energy to New York State Electric & Gas Corporation under a long-term power purchase agreement. Debt associated with the Chateaugay Project consisted primarily of tax-exempt bonds. In July 1991, the Chateaugay Partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the "Authority") whereby the Authority loaned the Chateaugay Partnership the proceeds of the Authority's Series 1991A Bonds issued in the principal amount of
     $34,800,000 to finance the construction of the Chateaugay Project. In October 1998, the Chateaugay Partnership and the Authority signed a Cooperation and Termination Agreement with respect to the proposed termination of the power purchase agreement, the payment or defeasance of the Series 1991A Bonds, and the disposition of the Chateaugay Project. KES' interest in this project was disposed of in the first quarter of 1999 (see
     Note 21).

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


     RESULTS OF OPERATIONS

     Consolidated net income for KENETECH Corporation and certain subsidiaries for the year ended December 31, 1998 was $131.6 million compared to net losses of $25.2 million for 1997 and $84.2 million for 1996. The net income in 1998 is due to the sale of the EcoElectrica Project Interest in December 1998 for which there were no comparative transactions in 1997 or 1996.

YEARS 1998 AND 1997

                                                       Year Ended December 31,
                                                 1998                           1997
                                               --------                       --------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................

  Sale of EcoElectrica Project
   Interest........................   $  247.0  $  34.3  $ 212.7      $     --  $    --  $    --

  Construction services ...........        3.4      2.5      0.9          36.0     36.1     (0.1)

  Maintenance, management
   fees and other .................        1.0      0.7      0.3           1.8      0.5      1.3

  Energy sales  ...................        0.5      1.5     (1.0)          3.2      8.4     (5.2)
                                      --------  -------  -------      --------  -------  -------

 Total ............................   $  251.9  $  39.0  $ 212.9      $   41.0  $  45.0  $  (4.0)
                                      ========  =======  =======      ========  =======  =======


     Sale of EcoElectrica Project Interest represents the sale, on December 23, 1998, by KES of its indirectly owned 50% equity interest in a partnership that owns a gas-fired cogeneration facility of approximately 540 MW currently under construction in Penuelas, Puerto Rico (the "EcoElectrica Project") and other associated contract rights (collectively, the "EcoElectrica Project Interest") to Edison Mission Energy, an unrelated party. The EcoElectrica Project also includes a liquefied natural gas import terminal and storage facility, a desalination plant and assorted ancillary facilities. The sale was made pursuant to a Stock Purchase and Assignment Agreement, dated as of December 23, 1998, by and among KES and certain of its affiliates and Edison Mission Energy and one of its affiliates.

     The EcoElectrica Project Interest was sold for cash and assumption of a KES cash collateralized equity funding commitment totaling $247 million with accompanying costs of sale totaling $34.3 million yielding a gain of $212.7 million. The consideration received for the EcoElectrica Project Interest was determined from an auction solicitation for such interest conducted by KES's and the Company's financial advisor.

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $3.4 million for 1998 from $36.0 million for 1997 because the Company's construction subsidiary has completed its construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     Maintenance, management fees and other decreased to $1.0 million in 1998 from $1.8 in 1997 because on June 30, 1998, KENETECH Facilities Management, Inc.'s ("KFM"), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, sole remaining contract with a third party expired and was not renewed by the owner of the power plant. Additionally, in conjunction with the sale of the Hartford Hospital Project, the operations and maintenance contract held by KFM was terminated. As a result, KFM has no further business activity or employees.

     Energy sales revenue decreased to $500 thousand in 1998 compared to $3.2 million in 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines. The cost of repairing the individual units was prohibitive and there were no lease engines available. The Company assembled one turbine, which operated sporadically, from the serviceable parts of the two failed turbines. The Company sold the Hartford Hospital Project in June 1998 (see discussion at Note 6 and Gain on disposition of subsidiaries and assets). Comparatively, the Company experienced an excess of expenses over revenues of $1.0 million in 1998 compared to $5.2 million in 1997 because the Company owned the Hartford Hospital Project for only six months in 1998 and an additional expense of approximately $3.0 million incurred in 1997 related to the write-off of the two failed turbines.

     Project development and marketing expenses decreased to $700 thousand for 1998 from $2.2 million for 1997 because a large portion of the Company's sales and marketing efforts in 1998 were associated with the sale of the EcoElectrica Project Interest and are recorded as costs of such sale.

     General and administrative expenses decreased to $3.5 million for 1998 from $13.8 million for 1997 due to continued downsizing of the Company and cost saving measures.

     Interest expense increased to $17.5 million for 1998 from $16.3 million for 1997 due to larger interest bearing balances outstanding during 1998 (primarily the accrued interest on the Senior Secured Notes).

     Gain on disposition of subsidiaries and assets. In June 1998 the Company sold the Hartford Hospital Project, including the rights under the Termination Agreement (see Note 6) and incurred no gain or loss on this transaction. The gain was generated by the receipt of a receivable, previously reserved for, and the sale of other miscellaneous assets.

     KWI settlement expense of $6.5 million represents the amount paid to KWI under the KWI Settlement Agreement and Release (see Note 3).

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no net tax benefit for 1997 because of the uncertainty about the Company's ability to utilize such a benefit. See Notes 4 and 17 to the financial statements.


YEARS 1997 AND 1996

                                                       Year Ended December 31,
                                                 1997                            1996
                                      --------------------------      --------------------------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................
  Construction services ...........   $   36.0  $  36.1  $  (0.1)     $   51.0  $  46.6      4.4

  Energy sales ....................        3.2      8.4     (5.2)         14.4     13.8      0.6

  Maintenance, management
   fees and other .................        1.8      0.5      1.3          16.3     18.1     (1.8)

  Windplant sales .................         --       --       --           8.1      5.0      3.1

  Interest on partnership notes
    and funds in escrow ...........         --       --       --           1.1       --      1.1

  Energy management services ......         --       --       --           1.0      0.2      0.8
                                       --------  -------  ------      --------  -------  -------
 Total ............................    $  41.0   $  45.0  $ (4.0)     $   91.9  $  83.7  $   8.2
                                       =======   =======  ======      ========  =======  =======


     Construction services revenues (recorded under the percentage-of-completion method) decreased to $36.0 million for 1997 from $51.0 million for 1996 due to the continued work-off of existing back log. The ability to secure new construction work was impeded by the declaration of bankruptcy by the Company's windpower subsidiary. Construction services also incurred an excess of expenses over revenues due to unrecoverable cost overruns of approximately $2.3 million on one of the projects under construction in 1997.

     Energy sales decreased to $3.2 million in 1997 from $14.4 million in 1996 and resulted in an excess of revenues over expenses of $5.2 million in 1997 compared to a gross margin of $600 thousand in 1996 because of:

     (i)  the deconsolidation  of KWI in May of  1996.

     (ii) the catastrophic failures, through force majeure events, of both turbines at the Hartford Hospital Project in June and July of 1997. The cost of repairing the individual units was prohibitive and there were no lease engines available. An expense of approximately $3.0 million was recorded for the costs of energy sales to write-off these two turbines. The Company assembled one turbine, which operated sporadically, from the serviceable parts of the two failed turbines.

     Maintenance, management fees and other decreased to $1.8 million in 1997 from $16.3 million in 1996 due to the deconsolidation of KWI and sale of the wood-fuel business. An excess of expenses over revenues was incurred in 1996 due to KWI's deconsolidation in May.

     Windplant sales, interest on partnership notes and funds in escrow and engineering expenses were zero in 1997 because of the deconsolidation of KWI.

     Energy management services revenues decreased to zero for 1997 from $1.0 million for 1996 because this operation was sold in the second quarter of 1996.

     Project development and marketing expenses decreased to $2.2 million for 1997 from $7.1 million for 1996. Project development expenses declined significantly because the only project the Company had in active development in 1997 was the EcoElectrica Project. The costs expensed in 1997 represent expenditures to market assets and/or to keep various assets marketable.

     General and administrative expenses decreased to $13.8 million for 1997 from $29.3 million for 1996 due to the deconsolidation of KWI and downsizing of the Company.

     Interest expense decreased to $16.3 million for 1997 from $19.6 million for 1996 due to the deconsolidation of KWI, the sale of subsidiaries and increased capitalization of interest to the EcoElectrica Project.

     Gain (loss) on disposition of subsidiaries and assets: During 1997 the Company sold fixed assets, some projects in the initial stages of development and the construction subsidiary's joint venture interests in the construction contracts for the EcoElectrica Project. On an aggregated basis, these transactions generated cash of $20.9 million and a net gain of $10.0 million. During 1996 the Company sold its demand side management business, its wood-fuel business, a manufacturing facility, several investments accounted for on the equity basis, a subordinated note receivable, and various fixed assets. On an aggregated basis these transactions generated cash of $13.5 million and a net loss of $9.6 million.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company recorded no tax benefit for 1997 because of the uncertainty about the Company's ability to utilize such a benefit.

     LIQUIDITY AND CAPITAL RESOURCES

     1998 Activities
     ---------------

     At December 31, 1998 the Company had working capital of $31.4 million compared to a working capital deficit of $116.5 million at December 31, 1997. This transformation is primarily the result of the sale of the EcoElectrica Project Interest for $247.0 million in December 1998. Transaction costs, the Senior Secured Notes and accrued interest thereon, the EcoElectrica Project Development Loan, and the KWI settlement expense were paid in full in 1998 which left $56.5 million in cash. The $3.6 million difference between this and the $60.1 million increase in cash and equivalents shown on the statement of cash flows represents the net cash activity of the Company's other 1998 activities.

     Status
     ------

     As of March 31, 1999, the Company has completed its activities to raise funds for working capital purposes, has disposed of substantially all its operating assets and has repaid substantially all of its indebtedness for borrowed money. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Item 3). Management is currently charting the future direction of the Company. It is likely that the Company's future business will be in the energy or real estate industries. The Company has retained professionals to assist it in the identification and evaluation of its business activities.

     Effects of Year 2000
     --------------------

     The Company recently upgraded its accounting system to be Year 2000 compliant. The Company's historical tax and accounting systems are not Year 2000 compliant and the cost to convert the current system to be Year 2000 compliant is expected to exceed one million dollars. The Company will require such historical data for purposes of a federal or state income tax audit. Prior to the end of 1999, the Company will either undertake such a conversion of its historical accounting and tax data or will make such other accommodation to properly effect any audit required. The Company has not assessed and cannot predict to what extent its results of operations, financial condition or business may be adversely affected if third parties with whom the Company has a material relationship are not compliant.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


KENETECH Corporation Consolidated Financial Statements                   Page
                                                                         ----

     Independent Auditors' Report                                         16

     Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996                                    17

     Consolidated Balance Sheets, December 31, 1998 and 1997              18

     Consolidated Statements of Stockholders' Deficiency for the
      years ended December 31, 1998, 1997 and 1996                        19

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                    20

     Notes to Consolidated Financial Statements                         21 - 34

                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of KENETECH Corporation:

     We have audited the accompanying consolidated balance sheets of KENETECH Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 1998. Our audits also included the financial statement schedule for 1998, 1997 and 1996 of KENETECH Corporation listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KENETECH Corporation and subsidiaries at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents in all material respects the information set forth therein.


                                                                        KPMG LLP


     San Francisco, California
     March 23, 1999

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)


                                                           1998           1997           1996
                                                        ----------     ----------     ----------
Revenues:
   Sale of EcoElectrica Interest........................$  247,000          --             --
   Construction services................................     3,413         35,994         50,958
   Maintenance, management fees and other...............     1,036          1,829         16,219
   Energy sales.........................................       472          3,170         14,434
   Windplant sales......................................     --              --            8,107
   Interest on partnership notes and funds in escrow....     --              --            1,125
   Energy management services...........................     --              --            1,047
                                                        ----------     ----------     ----------
     Total revenues.....................................   251,921         40,993         91,890

Costs of revenues:

   Sale of EcoElectrica Interest........................    34,254          --             --
   Construction services................................     2,543         36,105         46,557
   Energy plant operations..............................     2,218          8,895         31,886
   Windplant sales......................................     --              --            5,012
   Energy management services...........................     --              --              250
                                                        ----------     ----------     ----------
     Total costs of revenues............................    39,015         45,000         83,705

Gross margin (Excess of expenses over revenues).........   212,906         (4,007)         8,185

Project development and marketing expenses..............       700          2,230          7,072
Engineering expenses....................................     --              --            4,206
General and administrative expenses.....................     3,478         13,804         29,281
                                                        ----------     ----------     ----------

Income (loss) from operations...........................   208,728        (20,041)       (32,374)

Interest income.........................................       694            988          1,176
Interest expense........................................   (17,524)       (16,291)       (19,620)
Equity (loss) income of unconsolidated affiliates.......       (82)            66           (409)
Gain (loss) on disposition of subsidiaries and assets...       170         10,036         (9,623)
KWI settlement expense..................................    (6,500)          --             --
                                                        ----------     ----------     ----------

Income (loss) before taxes..............................   185,486        (25,242)       (60,850)
Income tax provision....................................    53,914          --            23,391
                                                        ----------     ----------     ----------

       Net income (loss)................................$  131,572     $  (25,242)    $  (84,241)
                                                        ==========     ==========     ==========

Net income (loss) per common share:
   Basic and Diluted............................        $     3.20     $     (0.92)   $    (2.52)

Weighted average number of common shares
 used in computing per share amounts:
     Basic and Diluted..........................            40,073          36,830        36,781


   The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                      (in thousands, except share amounts)

                                     ASSETS
                                                                1998           1997
                                                             ----------     ----------
Current assets:
  Cash and cash equivalents..................................$   67,424     $    7,294
  Funds in escrow, net.......................................       478          1,997
  Accounts receivable, net...................................     1,079          4,669
  Inventories................................................     --               135
  Hartford Hospital Project..................................     --            15,642
  Investment in EcoElectrica Project, net....................     --            19,830
  Investment in Chateaugay Project...........................    15,480         16,128
  Deferred tax assets, net...................................     --            17,913
  Other......................................................     --             3,026
                                                             ----------     ----------
     Total current assets....................................    84,461         86,634

Property, plant and equipment, net...........................        24          3,252
Other assets.................................................     --               700
                                                             ----------     ----------
       Total assets..........................................$   84,485     $   90,586
                                                             ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable...........................................$    4,002     $   12,579
  Accrued and other liabilities..............................     8,871         14,175
  Current taxes payable......................................     2,100          --
  Hartford Hospital Project debt.............................     --             7,689
  EcoElectrica Project development loan payable..............     --            24,236
  Chateaugay Project debt....................................    15,620         16,128
  Other notes payable........................................     1,071          1,189
  Senior secured notes payable...............................     --            99,139
  Accrued interest on senior secured notes payable...........     --            28,044
  Accrued dividends on preferred stock.......................    21,408          --
                                                             ----------     ----------
     Total current liabilities...............................    53,072        203,179

Accrued liabilities..........................................       893            916
Deferred benefit for deconsolidated subsidiary losses........    33,900          --
Accrued dividends on preferred stock.........................     --            18,196
                                                             ----------     ----------
     Total liabilities.......................................    87,865        222,291

Stockholders' deficiency:
  Convertible preferred stock - 10,000,000 shares
  authorized, $.01 par value; converted to common
  stock May 14, 1998.........................................     --            99,561
Common stock - 110,000,000 shares authorized,
  $.0001 par value; issued and outstanding
  41,954,218 in 1998 and 36,829,618 in 1997..................         4              4
Additional paid-in capital...................................   224,007        127,658
Accumulated other comprehensive income.......................     --                35
Accumulated deficit..........................................  (227,391)      (358,963)
                                                             ----------     ----------
     Total stockholders' deficiency..........................    (3,380)      (131,705)
                                                             ----------     ----------

       Total liabilities and stockholders'
         deficiency..........................................$   84,485     $   90,586
                                                             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
              for the years ended December 31, 1998, 1997 and 1996
                      (in thousands, except share amounts)



                                                                                   Effect of   Accumulated
                                  Convertible         Common Stock    Additional   Cumulative     Other
                                Preferred Stock                         Paid-in     Unearned  Comprehensive (Accumulated
                                Shares   Amount   Shares      Amount    Capital   Compensation    Income      Deficit)     Total
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------

Balance, December 31, 1995      102,492   99,561  36,533,836       4     144,551           (281)       86      (249,480)    (5,559)

  Issuance of common stock         --       --       295,782      --         233           --         --          --           233
  Recognition of unearned
   compensation                    --       --          --        --        --              281       --          --           281
  Preferred stock dividends        --       --          --        --      (8,563)          --         --          --        (8,563)
  Foreign exchange                 --       --          --        --        --             --         (51)        --           (51)
  Net loss                         --       --          --        --        --             --         --        (84,241)   (84,241)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1996      102,492   99,561  36,829,618       4     136,221           --          35      (333,721)   (97,900)

  Preferred stock dividends        --       --          --        --      (8,563)          --         --          --        (8,563)
  Net loss                         --       --          --        --        --             --         --        (25,242)   (25,242)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1997      102,492   99,561  36,829,618       4     127,658           --          35      (358,963)  (131,705)
  Mandatory preferred stock
     conversion                (102,492) (99,561)  5,124,600      --      99,561           --         --          --         --
  Preferred stock dividends        --       --          --        --      (3,212)          --         --          --        (3,212)
  Net income                       --       --          --        --        --             --         --        131,572    131,572
  Foreign exchange                 --       --          --        --        --             --         (35)        --           (35)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1998         --    $  --    41,954,218  $    4  $  224,007  $        --    $    --   $   (227,391) $  (3,380)
                                =======  =======  ==========  ======  ==========  =============  ========  ============  =========


                  The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                              1998           1997           1996
                                                           ----------     ----------     ----------
Cash flows from operating activities:
  Net income (loss)........................................$  131,572     $  (25,242)    $  (84,241)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
   (Gain) on sale of EcoElectrica Project Interest.........  (212,746)          --             --
   (Gain) loss on disposition of subsidiaries and assets...      (170)       (10,036)         9,623
   Accrued and unpaid interest.............................      --           15,517           --
   Depreciation, amortization and other, net...............     5,292          8,406          3,117
   Deferred taxes..........................................    51,814           --           23,391
   Change in assets and liabilities
     excluding special charges:
    Funds in escrow, net...................................     1,519          3,224          2,382
    Accounts receivable....................................     3,213          9,171         16,688
    Partnership notes and interest receivable, net.........      --             --              290
    Inventories............................................      --             --            2,468
    Other assets...........................................      --            4,204            (56)
    Accrued warranties.....................................      --             --           (1,394)
    Accounts payable and other accrued liabilities.........    (8,339)       (16,366)         3,009
    Accrued interest.......................................   (28,044)          --             --
                                                           ----------     ----------     ----------
Net cash used in operating activities......................   (55,889)       (11,122)       (24,723)

Cash flows from investing activities:
  Sales of marketable securities...........................      --             --            3,536
  Purchases of marketable securities.......................      --             --           (3,536)
  Additions to property, plant and equipment...............      --             --             (390)
  Proceeds from sale of subsidiaries and assets............     7,901         20,877         13,471
  Proceeds from sale of EcoElectrica Project Interest......   233,575           --             --
  Expenditures on EcoElectrica Project.....................      (998)       (10,896)        (4,036)
  Investment in affiliates - Contributions.................      --             --           (1,814)
  Investment in affiliates - Distributions.................      --               14            605
                                                           ----------     ----------     ----------
  Net cash provided by investing activities................   240,478          9,995          7,836

Cash flows from financing activities:
  Repayment of senior secured notes........................  (100,000)          --             --
  Proceeds from other notes payable........................      --              503          7,780
  Payments on other notes payable..........................      (118)       (11,790)        (6,791)
  Proceeds from Hartford Hospital Project debt.............     3,011           --             --
  Proceeds from EcoElectrica Project loan..................      --            2,500         21,030
  Repayment of EcoElectrica Project loan...................   (27,352)          --             --
  Bank loan repayments, net................................      --             --           (5,000)
  Proceeds from issuance of common stock, net..............      --             --              234
                                                           ----------     ----------     ----------
Net cash provided by (used in) financing activities........  (124,459)        (8,787)        17,253
                                                           ----------     ----------     ----------

Increase (Decrease) in cash and cash equivalents...........    60,130         (9,914)           366
  Cash and cash equivalents at beginning of year...........     7,294         17,208         16,842
                                                           ----------     ----------     ----------
  Cash and cash equivalents at end of year.................$   67,424     $    7,294     $   17,208
                                                           ==========     ==========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

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

     On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. On January 27, 1999, KWI's Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan is expected to become effective by April 27, 1999 if certain conditions set forth therein are satisfied. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes that it will not realize any value from its remaining interests in KWI other than certain tax attributes. Accordingly, as of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. Intercompany balances and transactions for consolidated subsidiaries are eliminated in consolidation. Revenues and expenses of KWI from January 1, 1996 through May 29, 1996 are reflected in consolidated statements of operations and cash flows.


 2.  SIGNIFICANT ACCOUNTING POLICIES

     Revenues

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

     Sales of projects are recognized at closing and proceeds from the sale are received.

     Maintenance and management fees are recognized as earned under various long-term agreements to operate and maintain energy plants. Many of these fees are a percentage of owners' energy sales which fluctuate based on production and price. Other revenues include development fees earned under various independent power plant development activities.

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

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

     Depreciation: Depreciation is recorded on a straight-line basis over the estimated useful life of the asset.

     Interest Expense: Interest is capitalized on independent power plant projects under development or construction and self-constructed assets and totaled $2,829,000 in 1998, $2,636,000 in 1997, and $587,000 in 1996.

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

     Other Assets: Other assets include debt issuance costs of $2,252,000 at December 31, 1998 which were expensed during 1998 since the related debt was repaid. In 1997 and 1996 such debt issuance costs were amortized on a straight-line basis over the term of the related debt. Such amortization expense was $1,582,000 in 1997 and $1,176,000 in 1996.

     Cash Flow Information: Short-term investments purchased with original maturities of three months or less are considered cash equivalents. Cash paid for interest (net of amounts capitalized) was $44,013,000 in 1998 and $1,052,000 in 1997 and $4,683,000 in 1996.

     Comprehensive Income: The Company has adopted Financial Standards Board SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign currency translation adjustments are the Company's only components of comprehensive income.

 3.  KWI SETTLEMENT EXPENSE

     On May 29, 1996, KWI filed a voluntary petition in the United States Bankruptcy Court for the Northern District of California (Oakland Division) under chapter 11 of the Bankruptcy Code. KWI's management attributed its filing to continuing losses and lack of operating capital. The Bankruptcy Petition filed by KWI stated that as of March 30, 1996 (the latest available information prior to the filing), KWI had liabilities, as defined by bankruptcy filing procedures which include certain commitments, claims and other liabilities not recognized under generally accepted accounting principles, significantly in excess of assets. Neither KWI nor the Company had been able to complete the sale of certain assets or subsidiaries on a basis to provide additional capital for KWI's ongoing operations and KWI believed that it would be unable to meet, among other things, its existing maintenance and warranty obligations under contracts undertaken in connection with the sale of its wind turbines.

     The filing of the chapter 11 case by KWI resulted in an event of default occurring under the Company's 12-3/4% Senior Secured Notes Due 2002 (the "Notes") in the principal amount of $100 million. The Notes, and all accrued interest thereon, were satisfied and discharged in full on December 23, 1998. The filing also materially adversely affected the Company's construction subsidiary's ability to procure new business.

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

     Since the filing of the chapter 11 case, KWI has sold certain development assets, operating assets, technology rights and other assets under the supervision of the Bankruptcy Court.

     A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, and approved by the Bankruptcy Court on May 26, 1998, by and among KWI, the Official Committee of Unsecured Creditors appointed in KWI's chapter 11 case (the "Official Committee"), KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc. ("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released, subordinated, or contributed to capital the claims filed by them against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities filed by KWI, including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. Under the terms of the Release, KES and KENETECH have paid KWI $6.5 million from the proceeds of the sale of the EcoElectrica Project Interest (see Item 7, Results of Operations and Item 8, Note 5). KWI will continue to be a member of the Company's consolidated group for income tax purposes.

     A first Amended Plan of Reorganization jointly filed with the Bankruptcy Court by KWI and the Official Committee was confirmed on January 27, 1999. The Plan is expected to become effective by April 27, 1999 if certain conditions set forth therein are satisfied. Although KENETECH continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes that it will not realize any value from its remaining interests in KWI other than certain tax attributes.

 4. DECONSOLIDATION OF KWI

     As mentioned previously, KWI filed for protection on May 29, 1996 under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. Although the Company continues to own the common stock of KWI and provides certain services under the jurisdiction of the Bankruptcy Court, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes. As of May 29, 1996 KWI ceased to be accounted for as a consolidated subsidiary of the Company. The condensed results of operations for the year ending December 31, 1996 of the Company as if KWI had been deconsolidated at the beginning of that period and without giving effect to any other changes is as follows:

                              KENETECH CORPORATION
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the year ended December 31, 1996
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

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

     The deferred benefit of $33,900,000 at December 31, 1998 consists of various tax benefits from the Company's deconsolidated subsidiary (KWI). These benefits have been deferred for financial statement purposes until the availability of such benefits have been confirmed under various provisions of the Internal Revenue and Bankruptcy codes.

5.   SALE OF ECOELECTRICA PROJECT INTEREST

     On December 23, 1998, KES sold its indirectly owned 50% equity interest in a partnership that owns a gas-fired cogeneration facility of approximately 540 MW currently under construction in Penuelas, Puerto Rico (the "EcoElectrica Project") and other associated contract rights (collectively, the "EcoElectrica Project Interest") to Edison Mission Energy, an unrelated party. The EcoElectrica Project also includes a liquefied natural gas import terminal and storage facility, a desalination plant and assorted ancillary facilities. The sale was made pursuant to a Stock Purchase and Assignment Agreement, dated as of December 23, 1998, by and among KES and certain of its affiliates and Edison Mission Energy and one of its affiliates.

     The EcoElectrica Project Interest was sold for cash and assumption of a KES equity funding commitment in the approximate aggregate amount of $247 million. The consideration received for the EcoElectrica Interest was determined from an auction solicitation for such interest conducted by KES's and the Registrant's financial advisor. The proceeds have been used, in part, (i) to satisfy and discharge in full, in the amount of approximately $145.5 million, the Registrant's 12 3/4% Senior Secured Notes due 2002 after acceleration by the Trustee for such notes, on December 23, 1998, of the unpaid principal thereof in the face amount of $100 million, accrued and unpaid interest and fees and expenses, (ii) in payment in full of a development loan for the EcoElectrica Project in the approximate amount of $27 million, (iii) in payment of $6.5 million to KWI, and (iv) in payment of costs of sale of the EcoElectrica Interest of approximately $13 million.

     An additional payment of $5 million in cash, contingent on the successful conversion of the local tax status of EcoElectrica, L.P., may occur during the first six months of 1999. This amount has not been recognized in the accompanying financial statements.

     The Company realized a gain of $212.7 million on this transaction.

6.   DISPOSITION OF SUBSIDIARIES AND ASSETS

     The Company indirectly owned a cogeneration plant located in Hartford, Connecticut (the "Hartford Hospital Project"). In May 1998 the Company and the utility with which the Company had an Electricity Purchase Agreement (the "EPA") completed a Termination Agreement providing for the termination of the EPA in exchange for a stream of monthly payments payable through December 1, 2000. In June 1998 the Company sold the Hartford Hospital
     Project, including the rights to the aforementioned monthly stream of payments, for $4,891,000 in cash (net) and assumption of the $10,700,000 note payable collateralized by the Hartford Hospital Project and approximately $350,000 of other liabilities. The Company realized no gain or loss on this transaction. See also Note 21.

     The gain shown on the income statement for 1998 was generated by receipt of a receivable previously reserved for and the sale of other miscellaneous assets.

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996


 7.  INCOME (LOSS) PER SHARE

     Income (loss) per share amounts were calculated as follows for the years ended December 31, 1998, 1997, and 1996 (in thousands, except for per share amounts).

                                                  Basic and Diluted
                                          ---------------------------------
                                            1998        1997         1996
                                          ---------   ---------   ---------
         Net income (loss)                $ 131,572   $ (25,242)  $ (84,241)
         Less preferred stock dividends      (3,212)     (8,563)     (8,563)
                                          ---------   ---------   ---------
         Net income (loss) used in per
           share calculations             $ 128,360   $ (33,805)  $ (92,804)
                                          =========   =========   =========
         Weighted average shares used
           in per share calculations         40,073      36,830      36,781
                                          =========   =========   =========
              Net income (loss) per share $    3.20   $   (0.92)  $   (2.52)
                                          =========   =========   =========

     Common stock equivalents are not included in weighted average shares used in the per share calculations because they would be anti-dilutive.

 8.  RELATED PARTY TRANSACTIONS

     The Company had transactions with related parties in the ordinary course of business. Related parties consisted primarily of energy plant investments in which the Company owned partnership interests ranging from less than 1% to 50% with most such investments being 1% or less. The 1996 amounts include KWI amounts through May 29, 1996 (see Note 4). Pursuant to contracts either to provide Windplants, construction services or power plant management and maintenance, the Company had the following revenues from related parties, after elimination in consolidation of the Company's ownership interest:

                                          1998       1997       1996
                                        --------   --------   --------
                                                (in thousands)

        Windplant sales                 $  --      $   --     $  5,324
        Maintenance, management fees
          and other                          206        167      8,939
        Interest on partnership notes
          and funds in escrow              --          --        1,125
                                        --------   --------   --------
                                        $    206   $    167   $ 15,388
                                        ========   ========   ========

     In addition, the Company has insignificant transactions with KWI relating to shared services.

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996


 9.  FUNDS IN ESCROW

     The Company has funds in escrow collateralizing a letter of credit for an insurance contract. In 1997, the Company had various long-term debt agreements which had escrow fund requirements (see Note 14). Debt service payments were made from the escrow accounts. The escrow account balances at December 31, 1998 and 1997 were as follows:

                                                         1998       1997
                                                        ------    -------
                                                          (in thousands)

        Other notes payable                             $ --      $   345
        Letter of credit collateral                        478       --
        Project collateral                                --        1,652
                                                        ------    -------
                                                        $  478    $ 1,997
                                                        ======    =======

10.  ACCOUNTS RECEIVABLE

     Accounts Receivable: Accounts receivable at December 31, 1998 and 1997 consisted of:
                                           1998       1997
                                         --------   --------
                                           (in thousands)
               Contracts - Billed:
                 Completed contracts     $  1,905   $  1,342
                 Contracts in progress       --          529
                 Retained                    --        1,614
               Contracts - Unbilled          --        2,175
               Operations and other          --          554
               Less: Allowance for
                 doubtful collections        (826)    (1,546)
                                         --------   --------
                                         $  1,079   $  4,668
                                         ========   ========

 11.  INVESTMENT IN CHATEAUGAY PROJECT AND CHATEAUGAY PROJECT DEBT

     As of December 31, 1998, the Company, through KES, owned a 50% indirect interest in a partnership (the "Chateaugay Partnership"), which owned a
     17.8 MW wood-fired electric generating station developed and constructed by the Company in Chateaugay, New York (the "Chateaugay Project"). The remaining 50% equity interest was owned by affiliates of CMS Generation Company. The Chateaugay Project delivered electric energy to New York State Electric & Gas Corporation under a long-term power purchase agreement. Debt associated with the Chateaugay Project consisted primarily of tax-exempt bonds. In July 1991, the Chateaugay Partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the "Authority") whereby the Authority loaned the Chateaugay Partnership the proceeds of the Authority's Series 1991A Bonds issued in the principal amount of $34,800,000 to finance the construction of the Chateaugay Project. In October 1998, the Chateaugay Partnership and the Authority signed a Cooperation and Termination Agreement with respect to the proposed termination of the power purchase agreement, the payment or defeasance of the Series 1991A Bonds, and the disposition of the Chateaugay Project.

     In 1997, the carrying value of this investment was written down to its then existing balance of the associated debt. The Chateaugay Project was sold in March, 1999 (see Note 21).

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996



12.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1998 and 1997 consisted of:

                                                          1998      1997
                                                        --------  --------
                                                          (in thousands)

        Land                                            $  --     $    580
        Buildings and improvements                         --        3,235
        Machinery, equipment and other                       729     2,607
                                                        --------  --------
                                                             729     6,422
        Less accumulated depreciation                        705     3,170
                                                        --------  --------
                                                        $     24  $  3,252
                                                        ========  ========

     Depreciation expense was $894,000 in 1998, $1,481,000 in 1997, and $6,814,000 in 1996.

13.  BANK LOAN PAYABLE

     On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the EcoElectrica Project. Throughout 1996 and most of 1997, amounts borrowed under this agreement bore interest at the 90 day LIBOR plus 7.5%. This rate was reduced to the 90 day LIBOR plus 5.9% upon the project receiving construction financing in December 1997. The loan was paid in full in December 1998.

14.  OTHER NOTES PAYABLE

     Other notes payable at December 31, 1998 and 1997 consisted of the following:

                                                                                                                1998       1997
                                                                                                              --------   --------
                                                                                                                (in thousands)

     Note bearing interest at 11.3%, due in equal annual installments of principal and interest through
     2002, collateralized by a cogeneration facility owned by the Company and requiring an escrow account.    $  --      $  7,689

     Borrowings under a $1,200,000 loan agreement, due in 1999 bearing interest at prime plus 3% (10.75% at
     December 31, 1998).(1)                                                                                      1,060(1)   1,144

     Note bearing interest at 7.0% due in 1999.                                                                      6          6

     Other obligations bearing interest at 9.9% due in 1999, collateralized by equipment.                            5         39
                                                                                                              --------   --------
                                                                                                              $  1,071   $  8,878
                                                                                                              ========   ========


      (1)   Repaid in full in March 1999.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996



15.  SENIOR SECURED NOTES PAYABLE

     In December 1992 the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount was amortized on the effective yield method through 2002. Interest on these notes was due June 15 and December 15 of each year. The Notes were redeemable, at the option of the Company, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

     Under the terms of the note indenture, the Company was restricted from paying cash dividends on its common stock and was required to comply with certain covenants, the most restrictive of which placed limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The indenture provided for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because such other debt was in default. The Company did not pay the interest due June 15 and December 15, 1998, June 15 and December 15, 1997 or June 15 and December 15, 1996 and was in default. At December 31, 1997 the debt was classified as a current liability. The Trustee accelerated the obligation to repay the principal under the notes on December 23, 1998 and the Notes were satisfied and discharged in full, including principal, accrued and unpaid interest and fees and expenses, on such date.


16.  STOCKHOLDERS' DEFICIENCY

     Convertible Preferred Stock: In May and June 1994, the Company sold 102,492 shares of 8 1/4% convertible preferred stock with a stated value of $1,012.50 per share resulting in net proceeds of approximately $99,561,000 after underwriting discount and expenses. Dividends were cumulative from the date of original issuance and payable quarterly in arrears, when and as declared by the Company's board of directors. The voluntary and involuntary liquidation value of each preferred share was equal to the stated value plus unpaid dividends. Preferred stockholders had the same voting rights as common stockholders at the rate of 40 votes per preferred share.

     On May 14, 1998, each preferred share mandatorily converted into 50 shares of common stock and the right to receive cash equal to all accrued and unpaid dividends out of funds legally available therefor. The Company has recorded a liability as of December 31, 1998 and 1997 for unpaid dividends of $21,384,000 and $18,196,000 respectively.

     Stock Options: The Company currently has various stock option plans and programs under which both qualified and non-qualified incentive stock options have been granted. Options authorized and available for grant at December 31, 1998 totaled approximately 5,000,000 shares in addition to options for 1,437,300 shares granted and outstanding at December 31, 1998.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996


     Stock option activity during 1998, 1997 and 1996 was as follows:

                                                                 Exercise
                                                   Options         Price
                                                  ---------   ---------------
      Outstanding December 31, 1995               2,135,000    1.25  -  23.25
        Granted                                   1,750,000         0.81
        Canceled                                 (1,378,000)   1.25  -  23.25
                                                  ---------
      Outstanding December 31, 1996               2,507,000    0.81  -  19.75
        Canceled or expired                        (487,700)   0.81  -  19.75
                                                  ---------
      Outstanding December 31, 1997               2,019,300    0.81  -  19.75
        Canceled or expired                        (582,000)   0.81  -  19.75
                                                  ---------
      Outstanding December 31, 1998               1,437,300    0.81  -  19.75
                                                  =========

     The weighted average exercise price of outstanding options at December 31, 1998 was $3.99. Stock options vest as follows:
                                                                 Exercise
                                                   Shares          Price
                                                  ---------  ----------------
      Currently exercisable                         387,100    2.40  -  19.75
      1999                                           25,200   12.81  -  16.50
      2000                                           25,000        16.50
      2001                                              -
      2002                                        1,000,000         0.81
                                                  ---------
                                                  1,437,300
                                                  =========

     The Financial  Accounting  Standards Board (FASB) has issued  Statement No.
     123. "Accounting for Stock-Based Compensation" which is effective for 1996 financial statements. SFAS No. 123 requires either recognition of compensation expenses for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations had the Company recognized such expense. The Company has elected the supplemental disclosure option. The Company believes that the effects on the reported net income for 1996 had stock-based compensation been recognized as expense under the provisions of SFAS No. 123 would not be material. No options were granted in 1997 or 1998.

17.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                1998       1997       1996
                                              -------   --------   --------
                                                    (in thousands)
        Current:
          Federal                            $  1,200   $  --      $     54
          State                                   100      --           150
          Foreign                                 800      --           100
                                             --------   --------   --------
                                                2,100      --           304
                                             --------   --------   --------
        Deferred:
          Federal                              44,042      --        20,201
          State                                 7,772      --         2,886
                                             --------   --------   --------
                                               51,814      --        23,087
                                             --------   --------   --------
      Total income tax provision             $ 53,914   $  --      $ 23,391
                                             ========   ========   ========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 for the years ended December 31, 1998, 1997 and 1996

     A reconciliation of the total income tax provision to income taxes calculated at the federal statutory tax rate of 35% is as follows:

                                               1998       1997       1996
                                             --------   --------   ---------
                                                      (in thousands)

     Income (loss) before income taxes       $185,486   $(25,242)  $ (61,568)
                                             ========   =========  =========

     Statutory federal income tax
      provision (benefit)                    $ 64,920   $ (8,835)  $ (21,549)
     State income taxes, less
      federal tax provision (benefit)           9,274     (1,262)     (2,928)
     Change in valuation allowance due to
      current operations                         --       10,097      24,627
     Benefit of deconsolidated subsidiary
      losses                                  (18,695)      --          --
     Reduction of net deferred tax asset
      attributable to deconsolidation of KWI     --         --        23,087
     Reversal of prior year valuation
      allowance                                (1,625)      --          --
     Other                                         40       --           154
                                             --------   --------   ---------
     Total income tax provision              $ 53,914   $   --     $  23,391
                                             ========   ========   =========

     As of December 31, 1998 and 1997, the deferred tax balances consisted of the following:

                                                          1998       1997
                                                        --------   --------
                                                           (in thousands)

     Current assets                                     $   --     $  4,340
                                                        --------   --------
                                                                      4,340

      Current liabilities                                   --          (40)
                                                        --------   --------
          Current deferred tax assets, net              $   --     $  4,300
                                                        ========   ========
      Noncurrent assets:
        Federal and state net operating loss
         and tax credit carryforwards                   $ 19,666   $ 37,052
        Gain on sale of fixed assets
         and investment interests                           --        3,461
        Project development costs                          2,775      5,855
        Other                                               --          800
                                                        --------   --------
                                                          22,441     47,168
        Valuation allowance                              (21,941)   (23,566)
                                                        --------   --------
                                                             500     23,602
      Noncurrent liabilities:
        Depreciation and basis differences                  --       (4,742)
        Other                                               (500)    (5,247)
                                                        --------   --------
                                                            (500)    (9,989)
                                                        --------   --------
          Noncurrent deferred tax assets
            (liability), net                            $   --     $ 13,613
                                                        ========   ========

     Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the tax basis of assets and liabilities and the reported amounts of these assets and liabilities for financial reporting purposes. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are more likely than not to not be realized. In 1998, the Company realized gains from the sale of the Puerto Rico project, resulting in the utilization of tax losses for which a valuation allowance had been provided and certain tax losses of KWI (see
     Note 4).

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

     The following table summarizes carryforwards (including KWI which is not consolidated) available for income tax purposes at December 31, 1998 (in thousands):

                                                            Expiration Dates
                                                            -----------------

        Investment tax credits                   $  1,706   2003 through 2005
        Research and development tax credits,
          federal and state                         2,307   2003 and 2008
        California solar tax credits                7,693   Indefinite
        Alternative minimum tax credit              1,784   Indefinite
        Net operating loss - federal (subject      43,799   2011
          to limitation)
        Net operating loss - federal (not          40,397   2012
          subject to current limitation)
        Net operating losses of acquired
          subsidiaries subject to restrictions      2,202   2001 through 2005
        Production Tax Credit                       2,561   2009 through 2011

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 were as follows:

                                            1998                 1997
                                     -------------------  -------------------
                                               Estimated            Estimated
                                     Carrying    Fair     Carrying    Fair
                                      Amount     Value     Amount     Value
                                     --------  ---------  --------  ---------
                                                  (in thousands)
        Assets:
         Cash and cash equivalents   $ 67,424  $  67,424  $  7,294  $   7,294
         Funds in escrow                  478        478     1,997      1,997
         Accounts receivable            1,079      1,079     4,669      4,669

        Liabilities:
         Chateaugay Project Debt       15,620     15,620    16,128       --
         Senior secured notes payable    --         --      99,139       --
         Other notes payable            1,071      1,071     8,878       --

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

     Funds in escrow: Fair value represents market value as reported by the financial institution holding the funds in escrow.

     Chateaugay Project Debt, Senior secured notes payable, and Other notes payable: For 1998 the carrying amount is a reasonable estimate of fair value. For 1997, the fair value is undeterminable.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

19.  COMMITMENTS AND CONTINGENCIES

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

     The Court of Chancery entered a Temporary Restraining Order in the action on December 28, 1998 that restrains the Company from making payments from the proceeds of the sale of the EcoElectrica Project Interest (see Item 7, Results of Operations and Item 8, Note 5) in satisfaction of any obligations not previously disclosed in the Company's 10-K or 10-Q or their attached exhibits (except to the extent necessary for ordinary, customary and reasonable expenses) without first providing five business days advance notice to Plaintiffs.

     A bench trial in the action was held February 16-19, 1999 before the Court of Chancery and a ruling on the merits is expected in the third quarter of 1999.

     Shareholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's Common Stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's Preferred Stock (depository shares) during the period from April 28, 1994 (the public offering date of the Preferred Stock) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

     The Court has certified a plaintiff class consisting of all persons or entities who purchased Common Stock between September 21, 1993 and August 8, 1995 or depositary shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and certified a plaintiff and defendant underwriter class as to the section 11 claim.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996

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

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleges that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages are alleged to be in excess of $1,118,246.

     Wrongful Termination Litigation: On December 31, 1987, a former employee of CN Flagg Power, Inc. ("CN Power") (formerly, a wholly-owned subsidiary of
     CNF), filed a complaint with the State of Connecticut Commission of Human Rights and Opportunities (the "Commission") alleging that he was wrongfully terminated from his position at Millstone Point, a nuclear energy generation facility owned and operated by Northeast Utilities. CN Power's motion to dismiss the complaint has been denied by the Commission. Damages are alleged to be in the area of $300,000.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     SETTLED LITIGATION

     Westinghouse Litigation: C. N. Flagg & Co, Incorporated ("C.N. Flagg"), a wholly-owned subsidiary of CNF, instituted legal proceedings against, among others, Westinghouse Electric Corporation ("Westinghouse") in March, 1997, in the U.S. Federal District Court in Minnesota (No. 97-617 JRT/RLE) to recover compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. The parties have agreed to a settlement in the action whereby C.N. Flagg will receive approximately $500 thousand from Westinghouse after payment of outstanding counter claims, liens and amounts to subcontractors and suppliers to the project.

     NTS Litigation: On May 6, 1998, National Technical Services, Inc. ("NTS") filed a complaint in the Superior Court of California, County of Sacramento, against CNF Constructors, Inc., among others, alleging breach of contract related to labor and materials provided by NTS in connection with a power plant being constructed by CNF Constructors, Inc. for the Sacramento Power Authority. The parties have settled the action in exchange for the payment of $457,000 to NTS and a dismissal with prejudice has been filed.

     Effects of Year 2000
     --------------------

The Company recently upgraded its accounting system to be Year 2000 compliant. The Company's historical tax and accounting systems are not Year 2000 compliant  and the cost to  convert  the  current  system  to be Year  2000 compliant is expected to exceed one million dollars. The Company will require such historical data for purposes of a federal or state income tax audit. Prior to the end of 1999, the Company will either undertake such a conversion of its historical accounting and tax data or will make such other accommodation to properly effect any audit required. The Company has not assessed and cannot predict to what extent its results of operations, financial condition or business may be adversely affected if third parties with whom the Company has a material relationship are not compliant.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996



20.  QUARTERLY INFORMATION (UNAUDITED)

     Unaudited quarterly information for 1998 and 1997 was as follows (in thousands, except per share amounts):

                                Year Ended December 31, 1998 - Quarters
                                 First     Second     Third     Fourth
                                -------   --------   -------   --------
     Total revenues             $ 3,487   $  1,352   $    16   $247,066
     Gross margin                    53         25        16    212,812
     Net income (loss)           (4,765)    (5,173)   (5,787)   147,297
     Per common share:
      Basic & Diluted
      - net income (loss)       $ (0.19)  $  (0.16)  $ (0.14)  $   3.51

                                Year Ended December 31, 1997 - Quarters
                                 First     Second     Third     Fourth
                                -------   --------   -------   --------
     Total revenues             $11,980   $ 12,918   $ 8,624   $  7,471
     Gross margin (Excess of
      expenses over revenues)       295        (41)   (3,954)      (307)
     Net loss                    (9,906)    (4,874)  (10,250)      (212)
     Per common share:
      Basic & Diluted
      - net loss                $ (0.33)  $  (0.19)  $ (0.34)  $  (0.06)

     1998: In the fourth quarter the Company sold the EcoElectrica Project Interest for $247,000,000 yielding a gross margin of $212,746,000.

     1997: In the fourth quarter the Company's construction subsidiary sold its joint venture interests in the EcoElectrica Project engineering, procurement and construction contracts for a net gain. In the third quarter the Company wrote off the two turbines which failed at the Hartford Hospital Project causing the excess of expenses over revenues to increase significantly.

21.  SUBSEQUENT EVENTS

     On March 23, 1999, the Board of Directors of the Company determined, pursuant to the terms of the Certificate of Incorporation of the Company, to pay cash in an amount equal to all accrued and unpaid dividends on each share of Preferred Stock, to and including May 14, 1998 (the "Mandatory
     Conversion Date"), which results in a payment of $4.1775 per depositary share. The payment shall be made on or about April 14, 1999, to the persons in whose names depositary receipts evidencing the depositary shares were registered on the books of the Depositary, ChaseMellon Shareholder Services, L.L.C., on the Mandatory Conversion Date. The total payment by the Company is $21,408,016.

     On March 24, 1999, the Chateaugay Partnership entered into and consummated a number of agreements under which the Chateaugay Partnership (i) terminated the power purchase agreement, (ii) received a payment from an affiliate of Citizens Power LLC, a Delaware limited liability company, in connection with such termination, (iii) sold substantially all its rights in the Chateaugay Project to an affiliate of Boralex, Inc., a Quebec corporation, (iv) terminated its relationship with the Authority pursuant to the Termination Agreement, (v) satisfied in full all of its obligations with respect to the Series 1991A Bonds, and (vi) terminated certain agreements entered into in connection with the Chateaugay Project relating, among other matters, to the operation and administration of the Project. The Company has been released from the Chateaugay Project debt, the liabilities relating to Chateaugay Project included in other notes payable of $1,059,000 at December 31, 1998 have been paid in full, and the Company received net cash of approximately $2,394,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------

     Not applicable.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     Directors and Executive Officers of the Company as of March 15, 1999, their ages and their present titles:

          Name                     Age       Position
          ----                     ---       --------

          Gerald R. Alderson       52        Director
          Charles Christenson      68        Director
          Angus M. Duthie          59        Chairman of the Board of Directors
          Mark D. Lerdal           40        Director, Chief Executive Officer
                                              and President
          Michael U. Alvarez (1)   42        Chief Financial Officer, Vice
                                              President and Assistant Secretary
          Aaron T. Samson (1)      39        Vice President (KENETECH Energy
                                              Systems, Inc.)
          Scott J. Taylor (1)      38        Vice President (KENETECH Energy
                                              Systems, Inc.)
          Dianne P. Urhausen       41        General Counsel, Vice President and
                                              Corporate Secretary
          Mervin E. Werth (1)      52        Controller, Chief Accounting
                                              Officer and Assistant Treasurer

     (1) Mr. Alvarez's employment agreement expired and Mr. Werth, Mr. Taylor and Mr. Samson entered into separation agreements with the Company effective March 31, 1999.

     BIOGRAPHICAL INFORMATION

     KENETECH Corporation, a Delaware corporation, was formed in 1986 as a holding company of KENETECH Windpower, Inc. (formerly, U.S. Windpower, Inc.). References to KENETECH are, prior to 1986, references to KENETECH Windpower, Inc.

     GERALD R. ALDERSON is a Director and the President of National Kilowatt, an unregulated electric retailer, and of Wattmonitor, an information services company for the electric industry. Wattmonitor is a publicly held company. Mr. Alderson has served as a Director of KENETECH since September 1983 and served as Chairman of the Board from March 1995 until March 1996. He served as KENETECH's President and Chief Executive Officer from August 1981 until October 1995 and December 1995, respectively. He received his B.A. from Occidental College and his M.B.A. from the Harvard University Graduate School of Business Administration. He is a Class I Director.

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

     MICHAEL U. ALVAREZ has served as Vice President of KENETECH since July 1994, and as Chief Financial Officer since May 1998. He has served as President of KENETECH Energy Systems, Inc. since December 1993 and served as its Vice President from September 1991 until his election as President. He received his B.A. and J.D. from the University of Virginia.

     AARON T. SAMSON has served as Vice President of KENETECH Energy Systems, Inc. since May 1995. Prior to that time, he served as Vice President, Project Development from 1991 to 1995 and as Manager, Project Development from 1988 to 1991.

     SCOTT J. TAYLOR has served as Vice President of KENETECH Energy Systems, Inc. since May 1995. Mr. Taylor joined KES in 1991 and served as Director, Project Finance from 1991 to 1993 and as Vice President, Project Finance from 1993 to 1995. He received his MBA from the University of Chicago Graduate School of Business and his B.S. from University of Illinois, Chicago.

     DIANNE P. URHAUSEN has served as Vice President, Corporate Secretary, and General Counsel of KENETECH since August 1998. She served as Administrative Counsel and Corporate Secretary from August 1995 to August 1998. Prior to that, she was an Associate at the law firm of Thelen, Marrin, Johnson & Bridges. She received her B.A. from St. Mary's College of California and her J.D. from the University of San Francisco.

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

     Each of Gerald R. Alderson and Mark D. Lerdal were  directors of and Gerald
     R. Alderson, Mark D. Lerdal, and Michael U. Alvarez were executive officers of KENETECH Windpower, Inc. within the two-year period prior to KENETECH Windpower, Inc.'s chapter 11 filing in the United States Bankruptcy Court.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the SEC's regulations to furnish the Company with copies of all
     Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1998, all filing requirements applicable to its executive officers, directors and owners of more than ten percent of the Company's stock were complied with.

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

     The following table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, all compensation, for services rendered in all capacities to the Company, awarded to, earned by or paid to (i) all individuals serving as Chief Executive Officer during 1998, and (ii) the four most highly compensated executive officers of the Company in addition to the Chief Executive Officer who were serving as executive officers at the end of 1998.


                                           SUMMARY COMPENSATION TABLE
================================================================================================================
                                                                            Long-Term
                                                                           Compensation   All Other Compensation
                                         Annual Compensation                  Awards      ($)(3)(4)
                             -------------------------------------------   ------------   ----------------------
                                                                            Securities
                                                            Other Annual    Underlying
Name                                                        Compensation     Options
  Principal Position         Year    Salary       Bonus        ($)(1)         (#)(2)
==========================   ----   ---------   ---------   ------------   ------------   ----------------------
Mark D. Lerdal               1998   $ 443,189   $        -   $     23,500              -   $                1,152
  Chief Executive Officer,   1997   $ 401,295   $  250,000   $     21,500              -   $            1,165,071
  President and Director     1996   $ 387,762   $  300,000   $     21,500        500,000                    1,152
==========================   ----   ---------   ----------   ------------   ------------   ----------------------
Michael U. Alvarez           1998   $ 382,005   $2,887,980              -              -   $                1,388
  Vice President, Chief      1997   $ 351,134   $  364,920              -              -   $                1,388
  Financial Officer and      1996   $ 380,152   $  200,000              -        250,000                    1,388
  Assistant Secretary
==========================   ----   ---------   ----------   ------------   ------------   ----------------------
Aaron T. Samson              1998   $ 155,637   $2,498,779              -              -   $                    -
  Vice President (KES)       1997   $ 150,486   $  619,190              -              -                        -
                             1996   $ 135,755   $  350,000              -              -                        -
==========================   ----   ---------   ----------   ------------   ------------   ----------------------
Scott J. Taylor              1998   $ 161,525   $2,536,779              -              -   $                    -
  Vice President (KES)       1997   $ 150,486   $  111,190              -              -                        -
                             1996   $ 133,025      195,000              -              -                        -
==========================   ----   ---------   ----------   ------------   ------------   ----------------------
Mervin E. Werth              1998   $ 139,645   $  100,000              -              -                        -
  Controller,                1997   $ 125,405   $        -              -              -                        -
  Chief Accounting Officer   1996   $ 125,405   $  125,000              -              -                        -
  and Assistant Treasurer
==========================   ----   ---------   ----------   ------------   ------------   ----------------------

(1)  Includes $23,500 in 1998 and $21,500 in 1997 and 1996 for director's fees for Mark D. Lerdal.
(2)  Shares of Common Stock subject to stock options  granted  during the fiscal year.  No stock appreciation rights were granted during 1998, 1997 or 1996.
(3)  Includes $1,152 and $1,388 for 1998, 1997 and 1996 for insurance premiums paid by the
     Company with respect to term life insurance for the benefit of Mark D. Lerdal and Michael U. Alvarez, respectively, and a pre-paid severance payment in 1997 of $1,163,919 for Mark D. Lerdal.
(4)  Mr.  Werth,  the other  defendants  and  KENETECH  Corporation  are  jointly represented by the same counsel in the securities class action described in Item 3 to this 10-K. A portion of such  counsel's  legal fees has been paid by the  Company,  however,  such fees have not been  apportioned  among the individual defendants.



     No options or stock appreciation rights were awarded to the Chief Executive Officer or the named executive officers of the Company during the fiscal year ended December 31, 1998.

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1998, with respect to the Chief Executive Officer and the named executive officers of the Company. No stock appreciation rights were outstanding during such fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
==================================================================================================================
                                                         Number of Securities            Value of Unexercised
                         Shares                     Underlying Unexercised Options       In-the-Money Options
                      Acquired on      Value              At Fiscal Year-End              At Fiscal Year-End
Name                  Exercise (#)   Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable (1)
===================   ------------   ------------   ------------------------------   -----------------------------
Mark D. Lerdal                   -              -                   46,000/520,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Michael U. Alvarez               -              -                  140,000/270,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Aaron T. Samson                  -              -                         25,000/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Scott J. Taylor                  -              -                         10,000/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Mervin E. Werth                  -              -                         22,500/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------

(1)  The exercise price of all options exceeds the market price of the underlying shares at December 31, 1998.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998, Messrs. Christenson and Duthie served as members of the Compensation Committee of the Company. Neither member of the Compensation Committee has ever been an officer or employee of the Company. Mr. Lerdal may have attended meetings of the Committee, but was not present during deliberations or discussions regarding his own compensation.

     EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE-IN-CONTROL
       ARRANGEMENTS

     Mr. Lerdal is the only named executive officer of the Company currently under an employment agreement. Mr. Alvarez's employment agreement expired March 31, 1999. Messrs. Samson, Taylor and Werth were under employment agreements or retention agreements during the fiscal year ended December 31, 1998 and have recently entered into the severance agreements described below.

     The Company and certain direct or indirect wholly-owned subsidiaries entered into an Employment Agreement with Mr. Alvarez that became effective December 1, 1997 (such agreement superseded Mr. Alvarez's prior employment agreement). The Employment Agreement provides that Mr. Alvarez is to be employed (unless terminated for cause) at his annual base salary of $350,000 until the later of i) December 31, 1998, (ii) 90 days following the sale of the Company's interests in the EcoElectrica Project, or (iii) the date on which all payments under the Agreement have been made. Accordingly, Mr. Alvarez's Employment Agreement expired March 31, 1999. Under the terms of the Employment Agreement, Mr. Alvarez was paid a bonus in 1997 upon the closing of the construction financing for the EcoElectrica Project, and a bonus in 1998 from the proceeds of the sale of the EcoElectrica Project Interest (see Summary Compensation Table). Mr. Alvarez received a bonus in 1999 from the proceeds of the sale of the Chateaugay Project.

     The Company entered into an Employment Agreement with Mr. Lerdal on April 1, 1996. Mr. Lerdal's initial employment period ran for a period of three years ending March 31, 1999 and the Agreement is automatically renewable for an unlimited series of one-year periods. The Agreement was automatically renewed for a one-year period ending March 31, 2000. Pursuant to the terms and conditions of the Agreement, Mr. Lerdal (i) received a bonus of $100,000 upon execution of the Agreement, (ii) will receive a minimum annual base salary of $400,000 (subject to yearly adjustment),
     (iii) will be eligible to receive an annual bonus of up to 25% of his base salary, and (iv) was eligible to earn additional bonuses of up to $450,000 upon the occurrence of certain stated objectives. All of the objective payments have been earned including the $250,000 paid as a bonus in 1997. In the event of Mr. Lerdal's involuntary termination (other than for cause) including non-renewal of the employment period, he will receive a severance payment equal to two years base salary plus health care and life insurance coverage for an additional two years. In the event of Mr. Lerdal's involuntary termination or resignation within six months of a Change in Control, Mr. Lerdal will receive a lump sum payment equal to one year's salary in addition to the payments set forth in the immediately preceding sentence. The severance provisions of such agreement were pre-funded in March 1997.

     The Company and certain direct or indirect wholly-owned subsidiaries entered into an Employment Agreement with Mr. Samson effective December 1, 1997 that provided that Mr. Samson would be employed by the Company at an annual base salary of $150,486 for a period ending on the latest to occur of (i) 90 days following the later to occur of commercial operations or sale of the EcoElectrica Project Interest, or (ii) the date of final payment of all amounts due under the Agreement. Under the terms of the Agreement, Mr. Samson was paid a bonus in 1997 upon the closing of the construction financing for the EcoElectrica Project, a bonus in 1998 upon the closing of the sale of the EcoElectrica Project Interest and other bonuses in 1998 and 1999 from the proceeds of the sale of certain other assets of KENETECH Energy Systems, Inc. (see Summary Compensation Table). Pursuant to the terms of a Separation Agreement and Mutual Release entered into by the Company, certain direct or indirect wholly-owned subsidiaries of the Company and Mr. Samson as of March 31, 1999, upon mutual agreement of Mr. Samson and the Company, Mr. Samson's Employment Agreement was terminated and he received a lump sum payment of $211,407 consisting of amounts still due under the Employment Agreement, severance and accrued vacation. Mr. Samson received a bonus in 1999 upon the sale of the Chateaugay Project.

     The Company and certain direct or indirect wholly-owned subsidiaries entered into an Employment Agreement with Mr. Taylor effective December 1, 1997 that provided that Mr. Taylor would be employed by the Company at an annual base salary of $150,486 for a period ending on the latest to occur of (i) 90 days following the later to occur of commercial operations or sale of the EcoElectrica Project Interest, or (ii) the date of final payment of all amounts due under the Agreement. Under the terms of the Agreement, Mr. Taylor was paid a bonus in 1997 upon the closing of the construction financing for the EcoElectrica Project, a bonus in 1998 upon the closing of the sale of the EcoElectrica Project Interest and other bonuses in 1998 and 1999 from the proceeds of the sale of certain other assets of KENETECH Energy Systems, Inc. (see Summary Compensation Table). Pursuant to the terms of a Separation Agreement and Mutual Release entered into by the Company, certain direct or indirect wholly-owned subsidiaries of the Company and Mr. Taylor as of March 31, 1999, upon mutual agreement of Mr. Taylor and the Company, Mr. Taylor's Employment Agreement was terminated and he received a lump sum payment of $194,099 consisting of amounts still due under the Employment Agreement, severance and accrued vacation. Mr. Taylor received a bonus in 1999 upon the sale of the Chateaugay Project.

     Mr. Werth and the Company entered into a retention incentive agreement in 1998 pursuant to which Mr. Werth received a quarterly bonus (see Summary Compensation Table). Pursuant to the terms of a Separation Agreement and Mutual Release entered into by the Company and Mr. Werth as of March 31, 1999, upon mutual agreement of Mr. Werth and the Company, Mr. Werth's employment with the Company terminated effective March 31, 1999 and he received a lump sum payment of $281,250 consisting of a bonus payment, severance and accrued vacation.

     STOCK PLANS

     The 1993 Option Plan (described below) and the 1993 Employee Stock Purchase Plan (the "Purchase Plan") were implemented in September 1993. The Purchase Plan was discontinued following the August 1996 semi-annual purchase date. No Options have been granted under the 1993 Option Plan since 1996.

     The Company has registered shares of Common Stock reserved for issuance under the 1993 Option Plan thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act of 1933.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth certain information to the knowledge of the Company regarding the beneficial ownership of the Company's Common Stock as of March 15, 1999 for (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock, (ii) each of the Company's directors, the Chief Executive Officer and the named executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     ===============================================================================================
                                                         Number of Shares
                                                          Of Common Stock          Percentage of
     Beneficial Owners (1)                            Beneficially Owned (2)     Shares Outstanding (3)
     ==============================================   ----------------------     ------------------
     Gerald R. Alderson                                                 7,000                   *
     ===============================================   ----------------------    ------------------
     Charles Christenson                                               67,000                   *
     ===============================================   ----------------------    ------------------
     Angus M. Duthie                                                   59,720                   *
     ===============================================   ----------------------    ------------------
     Mark D. Lerdal                                                11,411,458          27.2% Common
     ===============================================   ----------------------    ------------------
     Michael U. Alvarez                                               141,441                   *
     ===============================================   ----------------------    ------------------
     Aaron T. Samson                                                   25,329                   *
     ===============================================   ----------------------    ------------------
     Scott J. Taylor                                                   10,000                   *
     ===============================================   ----------------------    ------------------
     Mervin E. Werth                                                   22,500                   *
     ===============================================   ----------------------    ------------------
     All Directors and Executive Officers as a Group               11,744,448          27.8% Common
     ===============================================   ----------------------    ------------------

     (1)  Information for beneficial owners of 5% or more of the Company's Common Stock is reported from and as of the date of such owner's latest Schedule 13D or 13G (as amended) provided to the Company.
     (2)  Except as otherwise specifically noted, the number of shares stated as being beneficially owned includes
          (a)  all options under which officers or directors could acquire common stock currently and within 60 days following
               March 15, 1999 (i.e., Gerald R. Alderson (7,000 shares), Charles Christenson (47,000 shares), Angus M. Duthie
               (47,000 shares), Mark D. Lerdal (46,000 shares), Michael U. Alvarez (140,000 shares), Aaron T. Samson (25,000 shares), Scott J. Taylor (10,000 shares), Mervin E. Werth (22,500 shares) and all directors and officers as a group (344,500 shares)), and
          (b)  shares believed by the Company to be held beneficially by spouses.
          The inclusion of shares herein, however, does not constitute an admission that the persons named as stockholders are direct or indirect beneficial owners of such shares.
     (3) * Does not exceed one percent of the class so owned.



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

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1)FINANCIAL STATEMENTS

       The  consolidated   financial  statements  of  KENETECH  Corporation  are
       included in Part II, Item 8 as follows:


       KENETECH Corporation Consolidated Financial Statements            Page
       ------------------------------------------------------           ------

            Independent Auditors' Reports                                 16

            Consolidated Statements of Operations for the years ended
            December 31, 1998, 1997, and 1996                             17

            Consolidated Balance Sheets, December 31, 1998 and 1997       18

            Consolidated Statements of Stockholders' Equity (Deficiency)
            for the years ended December 31, 1998, 1997 and 1996          19

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                              20

            Notes to Consolidated Financial Statements                  21 - 34


(a) (2)KENETECH Corporation Financial Statement Schedules
       --------------------------------------------------

            I.    Valuation and Qualifying Accounts for the years ended
                  December 31, 1998, 1997 and 1996                        50

       Financial statements and supplemental schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

(a)(3) EXHIBITS - All of the Exhibits (except 10.57 - 10.60 and 21.1) listed below were previously filed with Registration Statements or Reports on Form 10-K of KENETECH Corporation as specified below.

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

10.48(10) First Amendment to Separation Agreement and Release, dated October 28,
     1996, among KENETECH Corporation, CNF Industries, Inc. and Joel M. Canino. 10.49(10) Retention Agreement, dated February 2, 1996, by and between KENETECH
     Corporation and Mervin E. Werth.
10.50(10) Employment  Agreement,  dated as of April 12, 1996,  between  KENETECH
     Windpower, Inc. and Steven A. Kern.
10.51(11) Employment Agreement,  effective  December  1,  1997,  among  KENETECH
     Corporation, KENETECH Energy Systems, Inc., certain direct and in-direct subsidiaries of KENETECH Energy Systems and Michael U. Alvarez.
10.52(11) Separation Agreement and  Mutual  Release, dated  as of June 30, 1997, between KENETECH Corporation and James J. Eisen.
10.53(11) Separation Agreement and  Mutual Release, dated  as of August 1, 1997, between KENETECH Corporation and Nicholas H. Politan.
10.54(11) Separation Agreement and Mutual Release, dated as of March 12, 1997, between KENETECH Corporation and Michael A. Haas.

     ASSET SALE AGREEMENTS

10.55(11) Master Agreement of Dissolution, Distribution and Assignment, dated as of August 27, 1997, between Enron Power I (Puerto Rico), Inc. and CNF Penuelas, Inc.
10.56(11) Master Agreement of Dissolution, Distribution and Assignment, dated as of August 27, 1997, between Enron Equipment Procurement Company and CNF Equipment, Inc.

     SEVERANCE AGREEMENTS

10.57 Separation Agreement and Mutual Release, dated as of March 31, 1999, among KENETECH Corporation, KENETECH Energy Systems, Inc., and certain subsidiaries and Aaron T. Samson.

10.58  Separation    Agreement  and Mutual Release,  dated as of March 31, 1999, among KENETECH Corporation, KENETECH Energy Systems, Inc., and certain subsidiaries and Scott J. Taylor.

10.59 Separation Agreement and Mutual Release, dated as of March 31, 1999, among KENETECH Corporation and Mervin E. Werth.

     SALE AGREEMENTS

10.60 Stock Purchase and Assignment Agreement, dated as of December 23, 1998, among KENETECH Energy Systems, Inc., certain Subsidiaries and Edison Mission Electric.

16   LETTER RE: CHANGE IN CERTIFYING ACCOUNTANT

16.1 (9)    Letter from Deloitte & Touche, LLP dated May 11, 1995.
16.2 (9)    Letter from Deloitte & Touche, LLP dated May 17, 1995.

21   SUBSIDIARIES OF THE REGISTRANT

21.1 Subsidiaries

23.1 Consent of Independent Public Accountants.

27   FINANCIAL DATA SCHEDULE

(1) Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission & by Registrant on November 16, 1994.
(2) Incorporated by reference to Amendment No. 3 to Form S-1, File No. 33-76590 filed April 27, 1994.
(3) Incorporated by reference to Form S-1, File No. 33-76590 filed with the Securities and Exchange Commission by the Registrant on March 18, 1994.
(4)  Incorporated  by  reference  to  Amendment  No.  1 to Form  S-1,  File  No.
     33-65902, filed with the Securities and Exchange Commission by the Registrant on August 19, 1993.
(5) Incorporated by reference to Form S-1, File No. 33-65902, filed with the Securities and Exchange Commission by Registrant on July 7, 1993.
(6)  Incorporated  by  reference  to  Amendment  No.  2 to Form  S-1,  file  No.
     33-53132, filed with the Securities and Exchange Commission by the Registrant on December 19, 1992.
(7) Incorporated by reference to Form S-1, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on October 9, 1992.
(8) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 5, 1995.
(9) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 15, 1996.
(10) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on April 1, 1997.
(11) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on March 30, 1998.

(b)  Reports on Form 8-K:

     The Registrant filed a Report on Form 8-K, on May 11, 1998, reporting the filing of the Preferred Stockholder litigation described in Item 3 of this Form 10-K.

     The Registrant filed a Report on Form 8-K on January 6, 1999, reporting the sale of the EcoElectrica Project Interest.

(c)  Exhibits:

     Other than items 10.57 - 10.60 and 21.1, the documents and agreements listed in Item 14(a)3 have been previously filed with the Securities and Exchange Commission and are hereby incorporated by reference.

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


                               KENETECH Corporation




                               By: /s/ Mark D. Lerdal
                                       Mark D. Lerdal
                               President, Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

           Signature               Title                         Date
       /s/ Mark D. Lerdal          President, Chief Executive    March 31, 1999
                                     Officer, and Director



           Mark D. Lerdal


       /s/ Michael U. Alvarez      Chief Financial Officer,      March 31, 1999
                                    Vice President, and
                                    Assistant Secretary


           Michael U. Alvarez


       /s/ Mervin E. Werth         Corporate Controller,         March 31, 1999
                                   Chief Accounting Officer
                                   and Assistant Treasurer


           Mervin E. Werth


       /s/ Gerald R. Alderson      Director                      March 31, 1999




           Gerald R. Alderson


       /s/ Charles Christenson     Director                      March 31, 1999




           Charles Christenson


       /s/ Angus M. Duthie         Chairman of the Board         March 31, 1999
                                     of Directors




           Angus M. Duthie

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                    Balance   Charged to                Balance
                                   Beginning    Costs &   Deductions    at End
Description                        of Period   Expenses       (1)     of Period
-----------                        ---------  ----------  ----------  ---------
Warranty reserves:
   Year ended December 31, 1996    $  65,912  $        -  $   65,912  $       -
   Year ended December 31, 1997            -           -           -          -
   Year ended December 31, 1998            -           -           -          -

Project development allowance (2):
   Year ended December 31, 1996    $  21,526  $     1,557 $   21,526  $   1,557
   Year ended December 31, 1997        1,557        1,943          -      3,500
   Year ended December 31, 1998        3,500        3,500          -          -

Allowance for doubtful accounts:
   Year ended December 31, 1997    $       -  $     1,546 $        -  $   1,546
   Year ended December 31, 1998        1,546          720          -        826


---------------
     (1) 1996 deductions result from the deconsolidation of KWI and the write-off of a wood project in Illinois.
     (2)  Deducted from power plants under development.