Form 10-Q
period 1999-03-31
KENETECH CORP
filed 1999-05-17
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                or

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On May 10, 1999, there were 41,954,218 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              periods ended March 31, 1999 and 1998                            4

            Consolidated Balance Sheets, March 31, 1999 and
              December 31, 1998                                                5

            Consolidated Statement of Stockholders' Equity (Deficiency) for
              the period ended March 31, 1999                                  6

            Consolidated Statements of Cash Flows for the periods
              ended March 31, 1999 and 1998                                    7

            Notes to Consolidated Financial Statements                      8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        13-16


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             for the quarterly periods ended March 31, 1999 and 1998
               (unaudited, in thousands, except per share amounts)

                                                         March 31,     March 31,
                                                           1999          1998
                                                         ---------     ---------
Revenues:
  Construction services ............................    $     410      $  2,894
  Maintenance, management fees and other ...........           21           416
  Energy sales .....................................           --           177
                                                        ---------      --------
    Total revenues .................................          431         3,487

Costs of revenues:
  Construction services ............................           56         2,170
  Energy plant operations ..........................           --         1,264
                                                        ---------      --------

    Total costs of revenues ........................           56         3,434

Gross margin .......................................          375            53

Project development and marketing expenses .........           61           357
General and administrative expenses ................        2,161           845
                                                        ---------      --------

Loss from operations ...............................       (1,847)       (1,149)

Interest income ....................................          830           101
Interest expense ...................................           --        (3,615)
Equity loss of unconsolidated affiliates ...........           --           (35)
Gain (Loss) on disposition of subsidiaries and assets       4,597           (67)
Other income .......................................           62            --
                                                         --------      --------

Gain (Loss) before taxes ...........................        3,642        (4,765)
Income tax .........................................           --            --
                                                         --------     ---------

      Net income (loss) ............................     $  3,642      $ (4,765)
                                                         ========     =========

Net income (loss) per common share - Basic and Diluted   $    .09      $  (0.19)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           41,954        36,830



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                         March 31, December 31,
                                                           1999       1998
                                                         --------- ------------
Current assets:
   Cash and cash equivalents .........................   $  65,805 $     67,424
   Funds in escrow, net ..............................         478          478
   Accounts receivable ...............................         909        1,079
   Investment in Chateaugay Project ..................        --         15,480
                                                         --------- ------------
Total current assets .............................          67,192       84,461

Property, plant and equipment, net ...................          21           24
                                                         --------- ------------
      Total assets ...................................   $  67,213 $     84,485
                                                         ========= ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable ..................................   $   1,875    $   4,002
   Accrued liabilities ...............................       7,982        8,871
   Current taxes payable .............................         --         2,100
   Chateaugay Project debt ...........................         --        15,620
   Other notes payable ...............................           6        1,071
   Accrued dividends on preferred stock ..............      21,408       21,408
                                                         --------- ------------
     Total current liabilities .......................      31,271       53,072

Accrued liabilities ..................................         880          893
Deferred benefit for deconsolidated
 subsidiary losses ...................................      34,800       33,900
                                                         --------- ------------
    Total liabilities ................................      66,951       87,865

Commitments and contingencies

Stockholders'  deficiency:
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 41,954,218 issued and
   outstanding in 1999 and 1998 ......................           4            4
   Additional paid-in capital ........................     224,007      224,007
   Accumulated deficit ...............................    (223,749)    (227,391)
                                                         --------- ------------
    Total stockholders' equity (deficiency) ..........         262       (3,380)
                                                         --------- ------------
      Total liabilities and stockholders'
        equity (deficiency) ..........................   $  67,213 $     84,485
                                                         ========= ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the quarterly period ended March 31, 1999 (unaudited, in thousands, except share amounts)


                                Common Stock      Additional
                                                  Paid-In      Accumulated
                              Shares      Amount  Capital      Deficit      Total


Balance, December 31, 1998    41,954,218  $4      $224,007     $(227,391)   $  (3,380)
  Net income                          --   -            --         3,642        3,642
                              ----------  --      --------     ---------    ---------
Balance, March 31, 1999       41,954,218  $4      $224,007     $(223,749)   $     262
                              ==========  ==      ========     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the quarterly periods ended March 31, 1999 and 1998
                            (unaudited, in thousands)

                                                   March 31,   March 31,
                                                    1999         1998
                                                   ---------   ---------

Cash flows from operating activities:
Net income (loss) ..............................   $   3,642   $  (4,765)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, amortization and other ........           3         635
   Accrued but unpaid interest .................          --       4,696
   (Gain) Loss on disposition of subsidiaries
    and assets .................................      (4,597)        (67)
   Changes in assets and liabilities:
    Funds in escrow, net .......................          --       1,913
    Accounts receivable ........................         170       2,655
    Inventories ................................          --          15
    Accounts payable, accrued liabilities
     and accrued interest ......................      (2,681)     (7,305)
                                                   ---------   ---------
       Net cash used in operating activities ...      (3,463)     (2,223)

Cash flows from investing activities:
   Proceeds from sale of property ..............          --       2,810
   Net proceeds on disposition of subsidiaries
    and assets .................................       2,909          --
   Expenditures on EcoElectrica Project ........          --        (833)
                                                   ---------   ---------
       Net cash provided by investing activities       2,909       1,977

Cash flows from financing activities:
    Borrowings on Hartford Hospital Project debt.         --         827
    Payments on other notes payable .............     (1,065)         (6)
                                                   ---------   ---------
       Net cash provided by (used in) financing
        activities ............................       (1,065)        821
                                                   ---------   ---------

Increase (Decrease) in cash and cash equivalents      (1,619)        575
   Cash and cash equivalents at
     beginning of period .......................      67,424       7,294
                                                   ---------   ---------

   Cash and cash equivalents at
     end of period .............................   $  65,805   $   7,869
                                                   =========   =========


     The accompanying notes are an integral part of these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation ("KENETECH") and its consolidated subsidiaries (the "Company"), but exclude KENETECH Windpower, Inc. ("KWI"), which filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 29, 1996, reporting an excess of liabilities over its assets. As of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's financial statements exclude all KWI activity after that date. KWI's Plan of Reorganization was confirmed by the Bankruptcy Court on January 27, 1999. Although the Company continues to own the common stock of KWI, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes. KWI will continue to be a member of the Company's consolidated group for income tax purposes.

     These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1998. These interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year.

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

     Sales of projects are recognized at closing when proceeds from the sale are received.

     Maintenance and management fees are recognized as earned under various long-term agreements to manage or operate and maintain certain energy production facilities. Other revenues include development fees earned in connection with various independent power plant development activities.

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

3.   Liquidity

     As of March 31, 1999, the Company had completed its activities to raise funds for working capital purposes, had disposed of substantially all its operating assets and had repaid substantially all of its indebtedness for borrowed money. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Note 9). Management is currently charting the future direction of the Company. It is likely that the Company's future business will be in the energy or real estate industries. The Company has retained professionals to assist it in the identification and evaluation of its business activities.

4.   Net Income (Loss) Per Share

     Net income (loss) per share amounts for the quarters ended March 31, 1999 and 1998 were calculated as follows:

                            Basic and Diluted
                    (in thousands, except per share amounts)

                                               March 31,    March 31,
                                                 1999         1998
                                               ---------    ---------
     Net income (loss)                         $   3,642    $  (4,765)
     Less PRIDES dividends                            --       (2,141)
                                               ---------    ---------
     Net income (loss) used in per
      share calculations                       $   3,642    $  (6,906)
                                               =========    =========
     Weighted average shares used in per share
     calculations                                 41,954       36,830
                                               =========    =========
     Net income (loss) per share               $    0.09    $   (0.19)
                                               =========    =========


     PRIDES (as defined in Part I, Item 8) dividends are added to the March 1998 net loss. The Company incurred net losses after PRIDES dividends for the first quarter of 1998 therefore common stock equivalents are not included in weighted average shares used in the loss per share calculation because they would be anti-dilutive (reduce the loss per share). On May 14, 1998, the PRIDES were mandatorily converted into 5,124,600 shares of common stock, $.0001 par value, and dividends on the PRIDES ceased to accrue.

5.   Investment In Chateaugay Project and Chateaugay Project Debt

     As of December 31, 1998, the Company, through KENETECH Energy Systems, Inc., owned a 50% indirect interest in a partnership (the "Chateaugay Partnership"), which owned a 17.8 MW wood-fired electric generating station developed and constructed by the Company in Chateaugay, New York (the "Chateaugay Project"). The remaining 50% equity interest was owned by affiliates of CMS Generation Company. The Chateaugay Project delivered electric energy to New York State Electric & Gas Corporation under a long-term power purchase agreement. Debt associated with the Chateaugay Project consisted primarily of tax-exempt bonds. In July 1991, the Chateaugay Partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the "Authority") whereby the Authority loaned the Chateaugay Partnership the proceeds of the Authority's Series 1991A Bonds issued in the principal amount of
     $34,800,000 to finance the construction of the Chateaugay Project. In October 1998, the Chateaugay Partnership and the Authority signed a Cooperation and Termination Agreement with respect to the proposed termination of the power purchase agreement, the payment or defeasance of the Series 1991A Bonds, and the disposition of the Chateaugay Project.

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

     The Company has been released from the Chateaugay Project debt, and the liabilities relating to the Chateaugay Project included in other notes payable of $1,060,000 at December 31, 1998 have been paid in full. (See
     Note 7). The Company received net cash of approximately $2,050,000.

6.   Investment in Partnership and Associated Payable

     As of December 31, 1998, the Company owned a 50% interest in the general partner of a Dutch limited partnership. The partnership owned a windplant in the Netherlands. In addition, a subsidiary of the Company had a payable to the co-general partner of the partnership of approximately $1,549,000. On January 14, 1999, the Company transferred its 50% general partner interest to its partner, paid $200,000 to the partner and was released from the remainder of the payable. The transaction accounted for approximately $1,349,000 of the Gain on disposition of subsidiaries and assets.

7.   Other Notes Payable

     Other notes payable at March 31, 1999 and December 31, 1998 consisted of the following:


                                                        March 31,  December 31,
                                                          1999         1998
                                                        ---------  ------------
                                                             (in thousands)
     Borrowings under a $1,200,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (10.75% at December 31, 1998)....................  $      --  $    1,060(1)

     Note bearing interest at 7.0% due in 1999........          6           6

     Other obligations bearing interest at 9.9%
     due through 1999, collateralized by equipment....         --           5
                                                        ---------  ----------
                                                        $       6  $    1,071
                                                        =========  ==========

(1)  Repaid in full on March 24, 1999 (See Note 5).

8.   Income Taxes

     At March 31, 1999 and December 31, 1998, the Company had net deferred tax assets for which a valuation allowance of an equal amount has been recognized. The deferred tax benefit at March 31, 1999 and December 31, 1998 of $34.8 million and $33.9 million, respectively, consists of various tax benefits through December 31, 1998 from the Company's deconsolidated subsidiaries.

9.   Contingencies

     Preferred Stock Litigation: On May 6, 1998, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P. ("Plaintiffs"), filed a Verified Complaint for Declaratory Judgment and Injunctive Relief, in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs allege that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "PRIDES") of the Company, that mandatorily converted, on May 14, 1998, into Common Stock, par value $0.0001 per share ("Common Stock") of the Company.

     Plaintiffs filed an amended complaint on July 7, 1998. Generally, the amended complaint alleges that the Company is currently in liquidation and was in liquidation prior to May 14, 1998, that the plaintiffs are entitled to receive the liquidation preference of $1,012.50 per share set forth in the Company's Certificate of Designations, Preferences, Rights and Limitations of PRIDES (the "Certificate of Designations") in any distribution of assets the Company may make notwithstanding that the PRIDES mandatorily converted and ceased to be outstanding on May 14, 1998, and that the Company breached an implied covenant of good faith and fair dealing under the Certificate of Designations. Plaintiffs are seeking, among other things, (i) a declaration that they are entitled to receive the liquidation preference in any distribution of assets before any distribution is made to holders of Common Stock and that the mandatory conversion of the PRIDES does not operate to eliminate their right to receive the liquidation preference, (ii) related injunctive relief, and
     (iii) other unspecified damages.

     The Court of Chancery entered a Temporary Restraining Order in the action on December 28, 1998 that restrains the Company from making payments from the proceeds of the sale of the EcoElectrica Project interest in satisfaction of any obligations not previously disclosed in the Company's 10-K or 10-Q or their attached exhibits (except to the extent necessary for ordinary, customary and reasonable expenses) without first providing five business days advance notice to Plaintiffs.

     A bench trial in the action was held February 16-19, 1999 before the Court of Chancery and a ruling on the merits is expected in the third quarter of 1999.

     Shareholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleges claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's Common Stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's PRIDES (depository shares) during the period from April 28, 1994 (the public offering date of the PRIDES) through August 8, 1995. The amended complaint alleges that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint seeks unspecified damages and other relief.

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

     Lease Litigation: On October 1, 1998, Mellon US Leasing filed suit in San Francisco County Superior Court against the Company. The complaint alleged that the Company had breached an equipment lease agreement and sought damages of approximately $100,000 and other unspecified costs and relief. The complaint was dismissed, without prejudice, on or about March 26, 1999.

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleges that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages are alleged to be in excess of $1,118,246. On April 13, 1999, the Company filed a Motion to Dismiss challenging the exercise of personal jurisdiction and a Request to Revise. A hearing on the Motion and Request is pending.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

     Settled Litigation

     Westinghouse Litigation: C. N. Flagg & Co, Incorporated ("C.N. Flagg"), a wholly-owned subsidiary of CNF, instituted legal proceedings against, among others, Westinghouse Electric Corporation ("Westinghouse") in March, 1997, in the U.S. Federal District Court in Minnesota (No. 97-617 JRT/RLE) to recover compensation for a termination of convenience of a project C. N. Flagg was building on behalf of Westinghouse. The parties have agreed to a settlement and a stipulation of dismissal was filed on April 27, 1999. C.N. Flagg has received approximately $690 thousand from Westinghouse after payment of outstanding counter claims, liens and amounts to subcontractors and suppliers to the project.

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

10.  PRIDES Dividend

     On March 23, 1999, the Board of Directors of the Company determined, pursuant to the terms of the Certificate of Incorporation of the Company, to pay cash in an amount equal to all accrued and unpaid dividends on each share of PRIDES, to and including May 14, 1998 (the "Mandatory Conversion Date"), which resulted in a payment of $4.1775 per depositary share. The payment was made on April 14, 1999, to the persons in whose names depositary receipts evidencing the depositary shares were registered on the books of the Depositary, ChaseMellon Shareholder Services, L.L.C., on the Mandatory Conversion Date. The total payment by the Company was $21,408,016.

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

     The Company experienced severe constraints on its liquidity beginning in late 1995. In an effort to relieve such constraints, KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 29, 1996, reporting an excess of liabilities over its assets. The Chapter 11 filing of KWI materially adversely affected the Company's ability to procure new business. As a result of liquidity constraints, the Company limited its new development activities and focused all of its activities on raising funds for working capital and to repay debt. As of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's financial statements exclude all KWI activity after that date. KWI's Plan of Reorganization was confirmed by the Bankruptcy Court on January 27, 1999 and became effective, as later amended, April 8, 1999. Although the Company continues to own the common stock of KWI, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes.

     In December 1998, the Company sold its EcoElectrica Project interest for $247,000,000. An additional payment of $5 million in cash, contingent on the successful conversion of the local tax status of EcoElectrica, L.P., may occur during the first six months of 1999. This amount has not been recognized in the accompanying financial statements.

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

     The Company has been released from the Chateaugay Project debt. The liabilities relating to the Chateaugay Project included in other notes payable of $1,060,000 at December 31, 1998 have been paid in full. The Company received net cash of approximately $2,050,000.

     As of December 31, 1998, the Company owned a 50% interest in the general partner of a Dutch limited partnership. The partnership owned a windplant in the Netherlands. In addition, a subsidiary of the Company had a payable to the co-general partner of the partnership of approximately $1,549,000. On January 14, 1999, the Company transferred its 50% general partner interest to its partner, paid $200,000 to the partner and was released from the remainder of the payable. The transaction accounted for approximately $1,349,000 of the Gain on disposition of subsidiaries and assets.

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

     Results of Operations
     ---------------------

     The consolidated financial statements of KENETECH Corporation and certain subsidiaries as of and for the quarterly periods ending March 31, 1999 and 1998 have been prepared assuming the Company will continue as a going concern. The Company earned net income for the first quarter of 1999 of $3.6 million as compared to a net loss incurred for the first quarter of 1998 of $4.8 million.

                Quarters ended March 31, 1999 and March 31, 1998

                                                        Quarter Ended
                                           March 31, 1999           March 31, 1998
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$    0.4  $ 0.1  $   0.3  $    2.9  $ 2.2  $   0.7

  Maintenance, management
   fees and other <F1>..............       0.1     --      0.1       0.4     --      0.4

  Energy sales <F1> ................        --     --       --       0.2    1.2     (1.0)
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$    0.5  $ 0.1  $   0.4  $    3.5  $ 3.4  $   0.1
                                      ========  =====  =======  ========  =====  =======

<F1>

     The revenues and expenses recorded during the first quarter of 1999 represent revenue realized and expenses incurred upon the settlement of certain disputes involving construction projects (see Item 1, Note 9, Contingencies). There were no revenues from active construction projects for the quarter ended March 31, 1999, a decrease from $2.9 million for the comparable period in 1998. The gross margin during the first quarter of 1998 resulted from change orders that were finalized during that period. The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     There were no maintenance, management fees and other revenues in the first quarter of 1999 other than delayed collection of $83 thousand in development and administrative fees, a decrease from $400 thousand during the first quarter of 1998. On June 30, 1998, KENETECH Facilities Management, Inc.'s (KFM), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, sole remaining contract with a third party expired and was not renewed by the owner of the power plant. Additionally, in conjunction with the sale of the Hartford Hospital Project, the operations and maintenance contract held by KFM was terminated. As a result, KFM has no further business activity or employees and will be wound up in due course.

     There were no energy sales in the first quarter of 1999 because the Company sold the Hartford Hospital Project in June 1998. Energy sales experienced an excess of expenses over revenues of $1.0 million for the first quarter of 1998 due to the sporadic operation of the Hartford Hospital Project turbines.

     Project development and marketing expenses decreased to $61 thousand for the quarter ended March 31, 1999 from $400 thousand for the comparable period in 1998. Project development expenses decreased because the Company was only marketing the Chateaugay Project during the first quarter 1999, but had actively marketed its interest in the EcoElectrica Project in 1998.

     General and administrative expenses increased to $2.2 million for the quarter ended March 31, 1999 from $845 thousand for the comparable period in 1998 due principally to (i) an increase in legal expenses associated with the PRIDES litigation, (ii) severance of several senior personnel,
     (iii) additional expense due to preparation of the federal income tax return earlier in the year than is customary, and (iv) a change of accounting system and costs related to archiving files on a non-Y2K compliant legacy system.

     Interest expense decreased to zero for the quarter ended March 31, 1999 from $3.6 million for the comparable period in 1998 primarily due to the repayment in December 1998 of the Senior Secured Notes (including accrued interest) and the EcoElectrica Project development loan payable in conjunction with the Company's sale of its interest in the EcoElectrica Project.

     The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense or benefit for the periods ended March 31, 1999 and 1998. No tax benefit was recognized for the March 31, 1998 loss, since the valuation allowance was recorded. No tax expense for the March 31, 1999 income was recognized because of the benefit of available subsidiary losses. In the quarter ended March 31, 1999, the Company made a $1.2 million federal 1998 extension payment.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first quarter of 1999, operating activities used cash of $3.5 million, principally for the items mentioned in the discussion of General and administrative expenses above, making an extension federal tax payment for 1998 and settling accounts payable associated with disputed contracts.

     Investing activities

     During the first quarter of 1999, investment activities provided cash of $2.9 million, substantially from the sale of the Chateaugay Project.

     Financing activities

     During the first quarter of 1999 the Company repaid $1.1 million of notes payable, substantially related to the Chateaugay Project (see Note 5 of Item 1).

     Future Activities

     As of March 31, 1999, the Company has completed its activities to raise funds for working capital purposes, has disposed of substantially all its operating assets and has repaid substantially all of its indebtedness for borrowed money. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Item 1, Note 9, Contingencies). Management is currently charting the future direction of the Company. It is likely that the Company's future business will be in the energy or real estate industries. The Company has retained professionals to assist it in the identification and evaluation of business opportunities.

     Effect of Year 2000

     The Company recently upgraded its accounting system and other systems to be Year 2000 compliant. The Company's historical tax and accounting systems are not Year 2000 compliant and the cost to convert the current system to be Year 2000 compliant is expected to exceed one million dollars. The Company may require such historical data for purposes of a federal or state income tax audit. Prior to the end of 1999, the Company will either undertake such a conversion of its historical accounting and tax data or will make such other accommodation to properly effect any audit required. The Company has not assessed and cannot predict to what extent its results of operations, financial condition or business may be adversely affected if third parties with whom the Company has a material relationship are not compliant.

                           Part II OTHER INFORMATION

Item 1.   Legal Proceedings.

     See discussion under Note 8 of Item 1 incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds.

     On May 4, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.0001 per share, of the Company (the "Common Stock"). The dividend was payable on May 13, 1999 to the stockholders of record on May 5, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $10 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of May 4, 1999, as the same may be amended from time to time (the "Rights Agreement"), between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agent").

     The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"). The Rights will expire on May 4, 2009 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below.

     Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10 per share, and (b) an amount equal to 1000 times the dividend declared per share of Common Stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of
     (a) $10 per share (plus any accrued but unpaid dividends), (b) an amount equal to 1000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

     In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the exercise price of the Right.

     In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two times the exercise price of the Right.

     At any time after any person or group becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which will have become void), in whole or in part, for shares of Common Stock or Preferred Stock (or a series of the Company's preferred stock having equivalent rights, preferences and privileges), at an exchange ratio of one share of Common Stock, or a fractional share of Preferred Stock (or other preferred stock) equivalent in value thereto, per Right.

     At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price") payable, at the option of the Company, in cash, shares of Common Stock or such other form of consideration as the Board of Directors of the Company shall determine. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Item 5.   Other Information.

     On or about April 29, 1999, Campus, LLC ("Campus"), initiated a tender offer for up to two million shares of common stock ("Common Stock") of the Company, together with certain legal rights for thirty cents ($.30) per share (the "Offer"). Campus is interested in purchasing only shares of Common Stock that were received by holders of the Company's preferred stock (the "PRIDES") when the PRIDES were manditorily converted into Common Stock on May 14, 1998.

     The Board of Directors of the Company (the "Board") has recommended to the targeted stockholders that they reject the offer of Campus for their Common Stock. The Board believes that the fair market value of the Common Stock is greater than thirty cents ($.30) per share, the amount of Campus's Offer.

Item 6.   Exhibits and Reports on Form 8-k.

     (a)  Exhibits

          3(i)     Articles of Incorporation.

          27       Financial Data Schedule.

     (b)  Reports on Form 8-k

          The Company filed a Report on Form 8-k dated January 6, 1999 that disclosed the sale of the Company's indirect interest in the EcoElectrica Project under Item 2, Acquisition or Disposition of
          Assets, and another Report on Form 8-k dated March 26, 1999 that disclosed the declaration of the PRIDES dividend, paid April 14, 1999 under Item 5, Other Events.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:  May  14, 1999                      Mark D. Lerdal
                                        President, Chief Executive Officer
                                         and Principal Accounting Officer

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  May  14, 1999                     Mark D. Lerdal
                                         President, Chief Executive Officer
                                         and Principal Accounting Officer