Form 10-Q
period 1999-06-30
KENETECH CORP
filed 1999-08-16
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                or

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On August 10, 1999, there were 41,954,218 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              Quarters ended June 30, 1999 and 1998                            4

            Consolidated Statements of Operations for the
              six months ended June 30, 1999 and 1998                          5

            Consolidated Balance Sheets, as of June 30, 1999 and
              December 31, 1998                                                6

            Consolidated Statement of Stockholders' Equity (Deficiency) for
              the six months ended June 30, 1999                               7

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 1999 and 1998                                     8

            Notes to Consolidated Financial Statements                      9-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        16-20


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   21

Item 2.  Changes in Securities and Use of Proceeds.                           21

Item 5.  Other Information.                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                     21

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             for the quarterly periods ended June 30, 1999 and 1998
               (unaudited, in thousands, except per share amounts)

                                                          June 30,     June 30,
                                                           1999          1998
                                                         ---------     ---------
Revenues:
  Construction services ............................    $      --      $    487
  Maintenance, management fees and other ...........           --           570
  Energy sales .....................................           --           295
                                                        ---------      --------
    Total revenues .................................           --         1,352

Costs of revenues:
  Construction services ............................           --           373
  Energy plant operations ..........................           --           954
                                                        ---------      --------

    Total costs of revenues ........................           --         1,327

Gross margin .......................................           --            25

Project development and marketing expenses .........           20            26
General and administrative expenses ................          678           755
                                                        ---------      --------

Loss from operations ...............................         (698)         (756)

Interest income ....................................          577           284
Interest expense ...................................           --        (4,704)
Equity loss of unconsolidated affiliates ...........           --           (22)
Gain on disposition of subsidiaries and assets .....          311            25
Gain on accounts payable settlements and other income         998            --
                                                         --------      --------

Income (Loss) before taxes .........................        1,188        (5,173)
Income tax .........................................           --            --
                                                         --------     ---------

      Net income (loss) ............................     $  1,188      $ (5,173)
                                                         ========     =========

Net income (loss) per common share - Basic and Diluted   $    .03      $  (0.16)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           41,954        39,506



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 1999 and 1998
               (unaudited, in thousands, except per share amounts)

                                                          June 30,     June 30,
                                                           1999          1998
                                                         ---------     ---------
Revenues:
  Construction services ............................    $     410      $  3,382
  Maintenance, management fees and other ...........           21           985
  Energy sales .....................................           --           472
                                                        ---------      --------
    Total revenues .................................          431         4,839

Costs of revenues:
  Construction services ............................           56         2,543
  Energy plant operations ..........................           --         2,218
                                                        ---------      --------

    Total costs of revenues ........................           56         4,761

Gross margin .......................................          375            78

Project development and marketing expenses .........           80           383
General and administrative expenses ................        2,839         1,600
                                                        ---------      --------

Loss from operations ...............................       (2,544)       (1,905)

Interest income ....................................        1,380           385
Interest expense ...................................           --        (8,318)
Equity gain (loss) of unconsolidated affiliates ....           27           (57)
Gain (Loss) on disposition of subsidiaries and assets       4,908           (43)
Gain on accounts payable settlements and other income       1,060            --
                                                         --------      --------

Income (Loss) before taxes .........................        4,831        (9,938)
Income tax .........................................           --            --
                                                         --------     ---------

      Net income (loss) ............................     $  4,831      $ (9,938)
                                                         ========     =========

Net income (loss) per common share - Basic and Diluted   $   0.12     $   (0.34)

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           41,954        36,168



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                    as of June 30, 1999 and December 31, 1998
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                          June 30, December 31,
                                                           1999       1998
                                                         --------- ------------
Current assets:
   Cash and cash equivalents .........................   $  45,662 $     67,424
   Funds in escrow, net ..............................         478          478
   Accounts receivable ...............................         221        1,079
   Investment in Chateaugay Project ..................        --         15,480
                                                         --------- ------------
Total current assets .............................          46,361       84,461

Property, plant and equipment, net ...................          67           24
                                                         --------- ------------
      Total assets ...................................   $  46,428 $     84,485
                                                         ========= ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable ..................................   $     653    $   4,002
   Accrued liabilities ...............................       7,107        8,871
   Current taxes payable .............................         128        2,100
   Chateaugay Project debt ...........................         --        15,620
   Other notes payable ...............................           6        1,071
   Accrued dividends on preferred stock ..............         --        21,408
                                                         --------- ------------
     Total current liabilities .......................       7,894       53,072

Accrued liabilities ..................................       1,205          893
Deferred benefit for deconsolidated
 subsidiary losses ...................................      35,878       33,900
                                                         --------- ------------
    Total liabilities ................................      44,977       87,865

Commitments and contingencies

Stockholders'  deficiency:
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 41,954,218 issued and
   outstanding in 1999 and at December 31, 1998 ......           4            4
   Additional paid-in capital ........................     224,007      224,007
   Accumulated deficit ...............................    (222,560)    (227,391)
                                                         --------- ------------
    Total stockholders' equity (deficiency) ..........       1,451       (3,380)
                                                         --------- ------------
      Total liabilities and stockholders'
        equity (deficiency) ..........................   $  46,428 $     84,485
                                                         ========= ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     for the six months ended June 30, 1999
                 (unaudited, in thousands, except share amounts)


                                Common Stock      Additional
                                                  Paid-In      Accumulated
                              Shares      Amount  Capital      Deficit      Total


Balance, December 31, 1998    41,954,218  $4      $224,007     $(227,391)   $  (3,380)
  Net income                          --   -            --         4,831        4,831
                              ----------  --      --------     ---------    ---------
Balance, June 30, 1999        41,954,218  $4      $224,007    $ (222,560)   $   1,451
                              ==========  ==      ========     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998
                            (unaudited, in thousands)

                                                    June 30,    June 30,
                                                     1999         1998
                                                   ---------   ---------

Cash flows from operating activities:
Net income (loss) ..............................   $   4,831   $  (9,938)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, amortization and other ........          20      12,679
   (Gain) Loss on disposition of subsidiaries
    and assets .................................      (4,908)         43
   (Gain) Loss on settlement of accounts payable      (1,060)         --
   Changes in assets and liabilities:
    Funds in escrow ............................          --       1,519
    Accounts receivable ........................         858       2,894
    Accounts payable, accrued liabilities,
     accrued interest and deferred benefit .....      (2,186)    (12,090)
                                                   ---------   ---------
       Net cash used in operating activities ...      (2,445)     (4,893)

Cash flows from investing activities:
   Capital expenditures ........................         (64)         --
   Net proceeds on disposition of subsidiaries
    and assets .................................       3,220       7,701
   Expenditures on EcoElectrica Project ........          --      (1,128)
                                                   ---------   ---------
       Net cash provided by investing activities       3,156       6,573

Cash flows from financing activities:
    Borrowings on Hartford Hospital Project debt.         --       3,011
    Payments on other notes payable .............     (1,065)        (78)
    Payment of preferred dividends ..............    (21,408)        --
                                                   ---------   ---------
       Net cash provided by (used in) financing
        activities ............................      (22,473)      2,933
                                                   ---------   ---------

Increase (Decrease) in cash and cash equivalents     (21,762)      4,613
   Cash and cash equivalents at
     beginning of period .......................      67,424       7,294
                                                   ---------   ---------

   Cash and cash equivalents at
     end of period .............................   $  45,662   $  11,907
                                                   =========   =========


     The accompanying notes are an integral part of these consolidated financial statements.

 1.  General

     The interim consolidated financial statements presented herein include the accounts of KENETECH Corporation ("KENETECH") and its consolidated subsidiaries (the "Company"), but exclude KENETECH Windpower, Inc. ("KWI").

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

     KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 29, 1996, reporting an excess of liabilities over its assets. As of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's financial statements exclude all KWI activity after that date. KWI's Plan of Reorganization was confirmed by the Bankruptcy Court on January 27, 1999 and became effective, as later amended, on April 8, 1999. Although the Company continues to own the common stock of KWI, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes. KWI will continue to be a member of the Company's consolidated group for income tax purposes.

     The deferred benefit of $35.9 million as of June 30, 1999 and $33.9 million as of December 31, 1998 consists of various tax benefits from the Company's deconsolidated subsidiary (KWI). These benefits have been deferred for financial statement purposes until the availability of such benefits have been confirmed under various provisions of the Internal Revenue and Bankruptcy codes.

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

     Gains or losses on disposition of subsidiaries and project costs are recognized at closing, when proceeds from the sale are received.

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

3.   Liquidity

     As of June 30, 1999, the Company had completed its activities to raise funds for working capital purposes, had disposed of substantially all its operating assets and had repaid substantially all of its indebtedness. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Note 10). During the second quarter, management continued to evaluate different businesses that the Company might pursue, through acquisition or otherwise. The Company retained professionals to assist it in the identification and evaluation of different business alternatives. The Company has made a commitment to fund the development of a building products manufacturing facility.

4.   Net Income (Loss) Per Share

     Net income (loss) per share amounts for the periods ended June 30, 1999 and 1998 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                   Quarters Ended            Six months Ended
                                                June 30,     June 30,      June 30,     June 30,
                                                  1999         1998          1999         1998
                                               ---------    ---------     ---------    ---------


     Net income (loss)                         $   1,188   $   (5,173)    $   4,831    $  (9,938)
     Less preferred stock dividends                   --       (1,047)           --       (3,188)
                                               ---------    ---------     ---------    ---------
     Net income (loss) used in per
      share calculations                       $   1,188   $   (6,220)        4,831      (13,126)
                                               =========    =========     =========    =========
     Weighted average shares used in per share
     calculations                                 41,954       39,506        41,954       38,168
                                               =========    =========     =========    =========
     Net income (loss) per share               $    0.03   $    (0.16)    $    0.12   $    (0.34)
                                               =========    =========     =========    =========

     PRIDES (as defined in Note 10) dividends are added to the June 1998 net loss. The Company incurred net losses after PRIDES dividends for the second quarter of 1998 therefore common stock equivalents are not included in weighted average shares used in the loss per share calculation because they would be anti-dilutive (reduce the loss per share). On May 14, 1998, the PRIDES were mandatorily converted into 5,124,600 shares of common stock, $.0001 par value, and dividends on the PRIDES ceased to accrue.

5.   Preferred Stock Rights

     On May 4, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.0001 per share, of the Company (the "Common Stock"). The dividend was paid on May 13, 1999 to the stockholders of record on May 5, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $10 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment.

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

6.   Investment In Chateaugay Project and Chateaugay Project Debt

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

     The Company has been released from the Chateaugay Project debt, and the liabilities relating to the Chateaugay Project included in other notes payable of $1,060,000 at December 31, 1998 have been paid in full. The Company received net cash of approximately $2,391,000, included in Gain on disposition of subsidiaries and assets. Of that gain, $311,000 was received in the second quarter of 1999.

7.   Investment in Partnership and Settlement of Accounts Payable

     The Company owned a 50% interest in the general partner of a Dutch limited partnership that owned a windplant in the Netherlands. In addition, a subsidiary of the Company had a payable to the co-general partner of the partnership of approximately $1,549,000. On January 14, 1999, the Company transferred its 50% general partner interest to its partner, paid $200,000 to the partner and was released from the remainder of the payable. The transaction accounted for approximately $1,349,000 of the Gain on disposition of subsidiaries and assets.

     The Company also reported a $957 thousand Gain on accounts payable settlements. One transaction resulted in a gain of $924,000 on settlement of a $1,074,000 payable to a German vendor related to the Dutch windplant.

8.   Other Notes Payable

     Other notes payable at June 30, 1999 and December 31, 1998 consisted of the following:


                                                         June 30,  December 31,
                                                          1999         1998
                                                        ---------  ------------
                                                             (in thousands)
     Borrowings under a $1,200,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (10.75% at December 31, 1998)....................  $      --  $    1,060

     Note bearing interest at 7.0% due in 1999........          6           6

     Other obligations bearing interest at 9.9%
     due through 1999, collateralized by equipment....         --           5
                                                        ---------  ----------
                                                        $       6  $    1,071
                                                        =========  ==========

9.   Income Taxes

     At June 30, 1999 and December 31, 1998, the Company had net deferred tax assets for which a valuation allowance of an equal amount has been recognized.

10.  Contingencies

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

     A bench trial in the action was held February 16-19, 1999 before the Court of Chancery and a ruling on the merits is expected in either the third or fourth quarter of 1999.

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

     On August 9, 1999, the Court granted Defendants' motion for summary judgement and ordered that Plaintiffs take nothing and that the action be dismissed on the merits.

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

     Annual Meeting Litigation: On July 30, 1999, Campus, LLC and Joseph A. Wagda filed a complaint against the Company and its directors (namely, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson) in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs in this action purport to be stockholders of the Company. The complaint alleges, among other things, that plaintiffs were deprived of the opportunity to nominate directors for election at the Company's annual meeting scheduled for August 18, 1999. Plaintiffs are seeking, among other things, (i) a declaration that the annual meeting was illegally and inequitably scheduled and that any actions taken at the annual meeting are null and void and (ii) an order requiring the defendants to schedule a meeting, allowing stockholders an opportunity to nominate directors, file solicitation materials with the Securities and Exchange Commission and conduct a proxy solicitation. The Company intends to defend this action vigorously.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     It is not feasible to predict or determine whether the ultimate outcome of the above-described matters will have a material adverse effect on the Company's financial position.

11.  PRIDES Dividend

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

12.  Subsequent Event

     In December 1998, the Company sold its EcoElectrica Project interest for $247,000,000. An additional payment of $5 million in cash, contingent on the successful conversion of the local tax status of EcoElectrica, L.P., was received July 27, 1999. This amount has not been recognized in the accompanying financial statements.

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

     In December 1998, the Company sold its EcoElectrica Project interest for $247,000,000. An additional payment of $5 million in cash, contingent on the successful conversion of the local tax status of EcoElectrica, L.P., was received July 27, 1999. This amount has not been recognized in the accompanying financial statements.

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

     The Company has been released from the Chateaugay Project debt. The liabilities relating to the Chateaugay Project included in other notes payable of $1,060,000 at December 31, 1998 have been paid in full. The Company received net cash of approximately $2,391,000. Of that gain, $311,000 was received in the second quarter of 1999.

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

     Results of Operations
     ---------------------

     The Company recognized net income for the second quarter of 1999 of $1.2 million as compared to a net loss incurred for the second quarter of 1998 of $5.2 million.

                Quarters ended June 30, 1999 and June 30, 1998

                                                        Quarter Ended
                                            June 30, 1999            June 30, 1998
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$     --  $  --  $    --  $    0.5  $ 0.4  $   0.1

  Maintenance, management
   fees and other <F1>..............        --     --       --       0.6     --      0.6

  Energy sales <F1> ................        --     --       --       0.3    1.0     (0.7)
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$     --  $  --  $    --  $    1.4  $ 1.4  $    --
                                      ========  =====  =======  ========  =====  =======

<F1>

     There were no revenues from active construction projects for the quarter ended June 30, 1999, a decrease from approximately $500 thousand for the comparable period in 1998. The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     There were no maintenance, management fees and other revenues in the second quarter of 1999, a decrease from approximately $600 thousand during the second quarter of 1998. On June 30, 1998, KENETECH Facilities Management, Inc.'s (KFM), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, sole remaining contract with a third party expired and was not renewed by the owner of the power plant. Additionally, in conjunction with the sale of the Hartford Hospital Project, the operations and maintenance contract held by KFM was terminated. As a result, KFM has no further business activity or employees and will be wound up in due course.

     Energy sales in the second quarter of 1999 declined to zero from approximately $300 thousand during the comparable quarter in 1998 because the Company sold the Hartford Hospital Project in June 1998. Energy sales experienced an excess of expenses over revenues of approximately $700 thousand for the second quarter of 1998 due to the sporadic operation of the Hartford Hospital Project turbines.

     Project development and marketing expenses decreased to $20 thousand for the quarter ended June 30, 1999 from $26 thousand for the comparable period in 1998. Project development and marketing expenses incurred in the second quarter of 1999 related to the development of a building products manufacturing facility.

     General and administrative expenses decreased to $678 thousand for the quarter ended June 30, 1999 from $755 thousand for the comparable period in 1998 due principally to reduced personnel and premises expenses, partly off-set by added costs related to archiving the accounting and tax records of the Company from files from a non-Y2K compliant system.

     Interest expense decreased to zero for the quarter ended June 30, 1999 from $4.7 million for the comparable period in 1998 primarily due to the repayment in December 1998 of the Company's Senior Secured Notes (including accrued interest) and the EcoElectrica Project development loan payable in conjunction with the Company's sale of its interest in the EcoElectrica Project.

     The Company recorded $311 thousand for the quarter ended June 30, 1999 related to the sale of the Chateaugay Project (see Note 6 of Item 1).

     The Company recorded a $957 thousand gain on settlement of disputed accounts payable plus $41 thousand of other income in the quarter ended June 30, 1999, compared to zero in the comparable quarter in 1998.

     The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense or benefit for the periods ended June 30, 1999 and 1998. Further, in the quarter ended June 30, 1999, the Company was refunded substantially all of its $1.2 million federal 1998 extension payment.

                  Six months ended June 30, 1999 and June 30, 1998

                                                      Six months ended
                                            June 30, 1999            June 30, 1998
                                      ------------------------  ------------------------
                                                        (in millions)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  -----  -------
       ............................
  Construction services ..............$    0.4  $  --  $   0.4  $    3.4  $ 2.6  $   0.8

  Maintenance, management
   fees and other <F1>..............        --     --       --       1.0     --      1.0

  Energy sales <F1> ................        --     --       --       0.5    2.2     (1.7)
                                      --------  -----  -------  --------  -----  -------
 Total ...............................$    0.4  $  --  $   0.4  $    4.9  $ 4.8  $   0.1
                                      ========  =====  =======  ========  =====  =======

<F1>

     The revenues and costs of revenues recorded during the twenty-six weeks ended June 30, 1999, represent revenue realized and expenses incurred upon the settlement of certain disputes involving construction projects. There were no revenues from active construction projects for the twenty-six weeks ended June 30, 1999, a decrease from approximately $3.4 million for the comparable period in 1998. The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     There were no maintenance, management fees and other revenues in the first six months of 1999, a decrease from approximately $1.0 million during the first six months of 1998. On June 30, 1998, KENETECH Facilities Management, Inc.'s (KFM), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, sole remaining contract with a third party expired and was not renewed by the owner of the power plant. Additionally, in conjunction with the sale of the Hartford Hospital Project, the operations and maintenance contract held by KFM was terminated. As a result, KFM has no further business activity or employees and will be wound up in due course.

     There were no energy sales in 1999 because the Company sold the Hartford Hospital Project in June 1998. Energy sales experienced an excess of expenses over revenues of approximately $1.7 million for the first six months of 1998 due to the sporadic operation of the Hartford Hospital Project turbines.

     Project development and marketing expenses decreased to $80 thousand for the six months ended June 30, 1999 from $383 thousand for the comparable period in 1998. Project development and marketing expenses incurred in the first six months of 1999 related principally to the Chateaugay Project.

     General and administrative expenses increased to $2.8 million for the twenty-six weeks ended June 30, 1999 from $1.6 million for the comparable period in 1998 due principally to (i) an increase in legal expenses associated with the Preferred Stock Litigation, (ii) severance of several senior personnel, (iii) additional expense due to preparation of the federal income tax return earlier in the year than is customary, and (iv) a change of accounting system and costs related to archiving files from a non-Y2K compliant system.

     In addition to the $4.6 million Gain on disposition of subsidiaries and assets recorded for the first quarter of 1999, the Company recorded $311 thousand in the quarter ended June 30, 1999 related to the Chateaugay Project (see Note 6 of Item 1).

     The Company recorded a $945 thousand net gain on settlement of accounts payable plus $115 thousand of other income in the six month period ended June 30, 1999, compared to zero in the comparable period in 1998.

     Interest expense decreased to zero for the six months ended June 30, 1999 from $8.3 million for the comparable period in 1998 primarily due to the repayment in December 1998 of the Company's Senior Secured Notes (including accrued interest) and the EcoElectrica Project development loan payable in conjunction with the Company's sale of its interest in the EcoElectrica Project.

     The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense or benefit for the six months ended June 30, 1999 and 1998. Further, in the six months ended June 30, 1999, the Company was refunded substantially all of its $1.2 million federal 1998 extension payment.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first six months of 1999, operating activities used cash of $2.4 million, principally for the items mentioned in the discussion of General and administrative expenses above, offset by favorable settlement of accounts payable associated with disputed contracts.

     Investing activities

     During the first six months of 1999, investment activities provided cash of $3.2 million, principally from the sale of the Chateaugay Project.

     Financing activities

     During the first six months of 1999 the Company repaid $1.1 million of notes payable, related to the Chateaugay Project (see Note 6 of Item 1) and paid $21.4 million of PRIDES dividends (see Note 11 of Item 1).

     Future Activities

     As of June 30, 1999, the Company had completed its activities to raise funds for working capital purposes, had disposed of substantially all its operating assets and had repaid substantially all of its indebtedness. The Company currently has substantial cash balances, may have substantial net operating income tax losses to carry forward to future years and is managing significant litigation (see Item 1, Note 10, Contingencies). During the second quarter, management continued to evaluate different businesses that the Company might pursue, through acquisition or otherwise. The Company retained professionals to assist it in the identification and evaluation of different business alternatives. The Company has made a commitment to fund the development of a building products manufacturing facility.

     Effect of Year 2000

     The Company recently upgraded its accounting system and other systems to be Year 2000 compliant. The Company's historical tax and accounting systems were not Year 2000 compliant and the Company undertook a project in the second quarter to archive the historical tax and accounting records on a Year 2000 compliant system. That work is complete at a cost of approximately $600 thousand. The Company has not assessed and cannot predict to what extent its results of operations, financial condition or business may be adversely affected if third parties with whom the Company has a material relationship are not compliant.

     Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at a fair value.

     FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

                           Part II OTHER INFORMATION

Item 1.   Legal Proceedings.

     See discussion under Note 10 of Item 1 incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds.

     See discussion under Note 5 of Item 1 incorporated herein by reference.

Item 5.   Other Information.

     On or about April 29, 1999, Campus, LLC ("Campus"), initiated a tender offer for up to two million shares of common stock ("Common Stock") of the Company, together with certain legal rights for thirty cents ($.30) per share (the "Offer"). Campus is interested in purchasing only shares of Common Stock that were received by holders of the Company's PRIDES when the PRIDES were mandatorily converted into Common Stock on May 14, 1998. On June 25, 1999, Campus terminated the Offer, but stated that it would negotiate with former PRIDES holders to purchase their Common Stock.

     The Board of Directors of the Company (the "Board") recommended to the targeted stockholders that they reject the offer of Campus for their Common Stock. The Board believed then, and continues to believe that the fair market value of the Common Stock is greater than thirty cents ($.30) per share, the amount of Campus's Offer.

Item 6.   Exhibits and Reports on Form 8-k.

     (a)  Exhibits

          27       Financial Data Schedule.

     (b)  Reports on Form 8-k

          None

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:   August 16, 1999                Mark D. Lerdal
                                        President, Chief Executive Officer
                                         and Principal Accounting Officer

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  August 16, 1999                   Mark D. Lerdal
                                         President, Chief Executive Officer
                                         and Principal Accounting Officer