Form 10-Q
period 1999-09-30
KENETECH CORP
filed 1999-11-12
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                                or

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On October 30, 1999, there were 41,919,218 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              Quarters ended September 30, 1999 and 1998                       4

            Consolidated Statements of Operations for the
              nine months ended September 30, 1999 and 1998                    5

            Consolidated Balance Sheets, as of September 30, 1999 and
              December 31, 1998                                                6

            Consolidated Statement of Stockholders' Equity (Deficiency) for
              the nine months ended September 30, 1999                         7

            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1999 and 1998                                8

            Notes to Consolidated Financial Statements                      9-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        16-20


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   22

Item 4.  Submission of Matters to a Vote of Security Holders.                 22

Item 5.  Other Information.                                                   22

Item 6.  Exhibits and Reports on Form 8-K.                                    22

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           for the quarterly periods ended September 30, 1999 and 1998
               (unaudited, in thousands, except per share amounts)

                                                    September 30,  September 30,
                                                         1999         1998
                                                      -----------   -----------
Revenues:
  Sale of EcoElectrica Interest ....................   $   5,000      $      --
  Construction services ............................          --             --
  Maintenance, management fees and other ...........          --             16
  Energy sales .....................................          --             --
                                                       ---------      ---------
    Total revenues .................................       5,000             16

Costs of revenues:
  Construction services ............................          --             --
  Energy plant operations ..........................          --             --
                                                       ---------      ---------

    Total costs of revenues ........................          --             --

Gross margin .......................................       5,000             16

Project development and marketing expenses .........           4            318
General and administrative expenses ................         823          1,293
                                                       ---------      ---------

Income (Loss) from operations ......................       4,173         (1,595)

Interest income ....................................         679            130
Interest expense ...................................          --         (4,606)
Equity income of unconsolidated affiliates .........          --             71
Loss on sale of securities .........................         (60)            --
Gain on disposition of subsidiaries and assets .....          57            213
Gain on accounts payable settlement and other income       2,934             --
                                                       ---------      ---------

Gain (Loss) before taxes ...........................       7,783         (5,787)
Income tax benefit .................................      19,573             --
                                                       ---------      ---------

      Net income (loss) ............................   $  27,356      $  (5,787)
                                                       =========      =========

Net income (loss) per common share:  Basic and Diluted $    0.65      $   (0.14)

Weighted average number of common shares used in
 computing per share amounts:  Basic and Diluted          41,934         41,954



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the nine months ended September 30, 1999 and 1998
               (unaudited, in thousands, except per share amounts)

                                                    September 30,  September 30,
                                                         1999         1998
                                                       -----------  -----------
Revenues:
  Sale of EcoElectrica Interest ...................    $     5,000  $        --
  Construction services ............................           410        3,382
  Maintenance, management fees and other ...........            21        1,000
  Energy sales .....................................            --          472
                                                       -----------  -----------
    Total revenues .................................         5,431        4,854

Costs of revenues:
  Construction services ............................            56        2,543
  Energy plant operations ..........................            --        2,218
                                                       -----------  -----------

    Total costs of revenues ........................            56        4,761

Gross margin .......................................         5,375           93

Project development and marketing expenses .........            84          700
General and administrative expenses ................         3,662        2,893
                                                       -----------  -----------

Income (Loss) from operations ......................         1,629       (3,500)

Interest income ....................................         2,058          514
Interest expense ...................................            --      (12,924)
Equity income of unconsolidated affiliates .........            27           15
Loss on sale of securities .........................           (60)          --
Gain on disposition of subsidiaries and assets .....         4,965          170
Gain on accounts payable settlement and other income         3,995           --
                                                       -----------  -----------

Gain (Loss) before taxes ...........................        12,614      (15,725)
Income tax benefit .................................        19,573           --
                                                       -----------  -----------

      Net income (loss) ............................   $    32,187  $   (15,725)
                                                       ===========  ===========

Net income (loss) per common share:  Basic and Diluted $      0.77  $     (0.48)

Weighted average number of common shares used in
 computing per share amounts:  Basic and Diluted            41,952       39,430



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                 as of September 30, 1999 and December 31, 1998
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                      September 30, December 31,
                                                            1999        1998
                                                         --------- ------------
Current assets:
   Cash and cash equivalents .........................   $   5,601 $     67,424
   Funds in escrow, net ..............................         336          478
   Accounts receivable ...............................         110        1,079
   Available-for-sale debt securities ................      44,208           --
   Interest receivable ...............................         711           --
   Investment in Chateaugay Project ..................          --       15,480
                                                         --------- ------------
Total current assets .................................      50,966       84,461

Property, plant and equipment, net ...................          59           24
Accounts receivable ..................................          10           --
Investment in Chateaugay OSB Project .................          59           --
                                                         --------- ------------
      Total assets ...................................   $  51,094 $     84,485
                                                         ========= ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable ..................................   $     641    $   4,002
   Accrued liabilities ...............................       4,020        8,871
   Current taxes payable .............................         129        2,100
   Chateaugay Project debt ...........................          --       15,620
   Other notes payable ...............................           6        1,071
   Accrued dividends on PRIDES .......................          --       21,408
                                                         --------- ------------
     Total current liabilities .......................       4,796       53,072

Accrued liabilities ..................................       1,186          893
Deferred benefit for deconsolidated
 subsidiary losses ...................................      16,305       33,900
                                                         --------- ------------
    Total liabilities ................................      22,287       87,865

Commitments and contingencies

Stockholders'  equity (deficiency):
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 41,919,218 issued and
   outstanding at September 30, 1999, and
   41,954,218 at December 31, 1998 ...................           4            4
   Additional paid-in capital ........................     224,007      224,007
   Accumulated deficit ...............................    (195,204)    (227,391)
                                                         --------- ------------
    Total stockholders' equity (deficiency) ..........      28,807       (3,380)
                                                         --------- ------------
      Total liabilities and stockholders'
        equity (deficiency) ..........................   $  51,094 $     84,485
                                                         ========= ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  for the nine months ended September 30, 1999
                 (unaudited, in thousands, except share amounts)


                                Common Stock      Additional
                                                  Paid-In      Accumulated
                              Shares      Amount  Capital      Deficit      Total


Balance, December 31, 1998    41,954,218  $4      $224,007     $(227,391)   $  (3,380)
  Shares cancelled and retired   (35,000)  -            --            --           --
  Net income                          --   -            --        32,187       32,187
                              ----------  --      --------     ---------    ---------
Balance, September 30, 1999   41,919,218  $4      $224,007    $ (195,204)   $  28,807
                              ==========  ==      ========     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998
                            (unaudited, in thousands)

                                                 September 30,  September 30,
                                                     1999            1998
                                                   ---------       ---------

Cash flows from operating activities:
Net income (loss) ..............................   $  32,187       $ (15,725)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, amortization and other ........          28           2,446
   Gain on sale of EcoElectrica Project ........      (5,000)             --
   Gain on disposition of subsidiaries
    and assets .................................      (4,965)           (170)
   Gain on settlement of accounts payable
    and other income ...........................      (3,891)             --
   Accrued, but not paid, interest .............          --          15,711
   Deferred benefit for subsidiary losses ......     (19,573)             --
   Changes in assets and liabilities:
    Funds in escrow, net .......................         142           1,519
    Accounts and interest receivable ...........         248           2,896
    Accounts payable, accrued liabilities,
     and accrued interest ......................      (2,472)        (12,756)
                                                   ---------       ---------
       Net cash provided by (used in) operating
         activities ............................      (3,296)         (6,079)

Cash flows from investing activities:
   Investment in available-for-sale debt
    securities .................................     (44,208)            --
   Capital expenditures ........................         (64)            --
   Proceeds from sale of EcoElectrica Project ..       5,000             --
   Net proceeds on disposition of subsidiaries
    and assets .................................       3,277           7,901
   Expenditures on EcoElectrica Project ........          --          (1,484)
   Investment in Chateaugay OSB Project ........         (59)             --
                                                   ---------       ---------
       Net cash provided by (used in) investing
         activities ............................     (36,054)          6,417

Cash flows from financing activities:
    Borrowings on Hartford Hospital Project debt          --           3,011
    Payments on other notes payable .............     (1,065)           (108)
    Payments of PRIDES dividends ................    (21,408)             --
                                                   ---------       ---------
       Net cash provided by (used in) financing
        activities ............................      (22,473)          2,903
                                                   ---------       ---------

Increase (Decrease) in cash and cash equivalents     (61,823)          3,241
   Cash and cash equivalents at
     beginning of period .......................      67,424           7,294
                                                   ---------       ---------

   Cash and cash equivalents at end of period ..   $   5,601       $  10,535
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

     KWI filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 29, 1996, reporting an excess of liabilities over its assets. As of May 29, 1996, KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's financial statements exclude all KWI activity after that date. KWI's Plan of Reorganization was confirmed by the Bankruptcy Court on January 27, 1999 and became effective, as later amended, on April 8, 1999. Although the Company continues to own the common stock of KWI, the Company believes it will not realize any value from its remaining interests in KWI other than certain tax attributes. KWI continues to be a member of the Company's consolidated group for income tax purposes.

     The deferred benefit of $16.3 million as of September 30, 1999 and $33.9 million as of December 31, 1998 consists of various tax benefits attributable to KWI. These benefits have been deferred for financial statement purposes until the availability of such benefits have been confirmed under various provisions of the Internal Revenue and Bankruptcy codes. It is possible that some or all of the deferred benefit will be realized in the future as the tax benefits are confirmed. The Company reduced the balance of the deferred benefit, resulting in an income tax benefit of $19.6 million. The reduction in the deferred benefit is due to additional losses being available for carryback which are primarily attributable to a KWI 1999 bankruptcy distriubtion.

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

     Investments: The Company accounts for investments in marketable equity securities in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS No. 115, publicly traded equity securities are classified as available-for-sale. Publicly traded available-for-sale securities are stated at their fair value, with the unrealized gains and losses, net of taxes, reported in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in results of operations.

     Depreciation: Depreciation is recorded on a straight-line basis over the estimated useful life of the asset.

     Gains or losses on disposition of subsidiaries and projects (net of costs) are recognized at closing, when proceeds from the sale are received.

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

3.   Business Activities

     As of September 30, 1999, the Company had completed its activities to raise funds for working capital purposes, had disposed of substantially all its operating assets and had repaid substantially all of its indebtedness. The Company currently has substantial cash invested and substantial net operating income tax losses to carry forward to future years. During the third quarter, management continued to evaluate different businesses that the Company might pursue, through acquisition or otherwise. In addition, the Company is evaluating all strategic alternatives available to it. The Company retained professionals to assist it in such evaluations. The
     Company has committed to fund the development of a building products manufacturing facility, as described in Note 8. In October 1999, the Company committed to fund up to $3 million for development of an independent power project in Astoria, New York, as described in Note 8.

     In addition, the Court of Chancery of the State of Delaware entered judgment in favor of the Company in an action brought by former holders of its PRIDES stock and the United States District Court for the Northern District of California granted summary judgment for the Company in a securities class action (see Note 11).

4.   Net Income (Loss) Per Share

     Net income (loss) per share amounts for the periods ended September 30, 1999 and 1998 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                   Quarters Ended              Nine months Ended
                                             September 30,  September 30,  September 30,  September 30,
                                                  1999          1998           1999            1998
                                               ---------     ---------      ---------      ---------


     Net income (loss)                         $  27,356    $   (5,787)     $  32,187      $ (15,725)
     Less PRIDES stock dividends                      --            --             --         (3,188)
                                               ---------     ---------      ---------      ---------
     Net income (loss) used in per
      share calculations                       $  27,356    $   (5,787)        32,187        (18,913)
                                               =========    ==========      =========      =========
     Weighted average shares used in per share
     calculations                                 41,934        41,954         41,952         39,430
                                               =========    ==========      =========      =========
     Net income (loss) per share               $    0.65    $    (0.14)     $    0.77      $   (0.48)
                                               =========    ==========      =========      =========

     PRIDES (as defined in Note 11) dividends are added to the September year to date 1998 net loss. The Company incurred net losses after PRIDES dividends for the nine months ended September 30, 1998, therefore common stock equivalents are not included in weighted average shares used in the loss per share calculation because they would be anti-dilutive (reduce the loss per share). On May 14, 1998, the PRIDES were mandatorily converted into 5,124,600 shares of common stock, $.0001 par value, and dividends on the PRIDES ceased to accrue.

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

     Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10 per share, or (b) an amount equal to 1,000 times the dividend declared per share of Common Stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of
     (a) $10 per share (plus any accrued but unpaid dividends), or (b) an amount equal to 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

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

     The Company has been released from the Chateaugay Project debt, and the liabilities relating to the Chateaugay Project included in other notes payable of $1,060,000 at December 31, 1998 have been paid in full. The Company received net cash of approximately $2,391,000, included in Gain on disposition of subsidiaries and assets. Of that gain, $311,000 was recognized in the second quarter of 1999.

7. Investment in Partnership and Settlement of Accounts Payable and Other Income

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

     In 1999, the Company recognized $942 thousand of gains on accounts payable settlements. One transaction resulted in a gain of $924,000 on settlement of a $1,074,000 payable to a German vendor related to the Dutch windplant. The Company recorded other income of $2.9 million for the quarter ended September 30, 1999, because the Company reduced its accrued liabilities related to various legal matters.

8.   Active Development Projects

     The Company entered into a project funding agreement to provide funding, not to exceed $1.25 million, to OSB Chateaugay LLC ("OSB"). The funding will be used by OSB to pursue the development and financing of an oriented strand-board project (the "Project") in Chateaugay, New York. The funding made to OSB is scheduled to be repaid upon the financial closing or sale of the Project. In exchange for providing funding the Company will receive certain equity distributions made by OSB which are contingent upon the success of the project. The Company is currently capitalizing all direct costs of the Project. For the quarter ended September 30, 1999, the Company capitalized $59,000 of costs relating to the Project.

     In October 1999 the Company agreed to fund up to $3.0 million of bridge financing for the development of a 1,000 megawatt independent power plant to be located in Astoria, Queens, New York. In exchange for the funding, the Company will be repaid the funding plus certain equity distributions which are contingent upon the success of the project. The Company has advanced $1.9 million to date.

9.   Other Notes Payable

     Other notes payable at September 30, 1999 and December 31, 1998 consisted of the following:


                                                      September 30, December 31,
                                                          1999         1998
                                                        ---------  ------------
                                                             (in thousands)
     Borrowings under a $1,200,000 loan agreement,
     due in 1999 bearing interest at prime plus 3%
     (10.75% at December 31, 1998)....................  $      --  $    1,060(1)

     Note bearing interest at 7.0% due in 1999........          6           6

     Other obligations bearing interest at 9.9%
     due through 1999, collateralized by equipment....         --           5
                                                        ---------  ----------
                                                        $       6  $    1,071
                                                        =========  ==========
     (1)  Repaid in full in March 1999.

10.  Income Taxes

     At September 30, 1999 and December 31, 1998, the Company had substantial net deferred tax assets for which a valuation allowance of an equal amount has been recognized.

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

     Plaintiffs filed an amended complaint on July 7, 1998. Generally, the amended complaint alleged that the Company was currently in liquidation and was in liquidation prior to May 14, 1998, that the plaintiffs were entitled to receive the liquidation preference of $1,012.50 per share set forth in the Company's Certificate of Designations, Preferences, Rights and Limitations of PRIDES (the "Certificate of Designations") in any distribution of assets the Company might make notwithstanding that the PRIDES mandatorily converted and ceased to be outstanding on May 14, 1998, and that the Company breached an implied covenant of good faith and fair dealing under the Certificate of Designations. Plaintiffs sought, among other things, (i) a declaration that they were entitled to receive the liquidation preference in any distribution of assets before any distribution was made to holders of Common Stock and that the mandatory conversion of the PRIDES did not operate to eliminate their right to receive the liquidation preference, (ii) related injunctive relief, and
     (iii) other unspecified damages.

     A bench trial in the action was held February 16-19, 1999 before the Court of Chancery and on October 13, 1999, the Court entered judgment in favor of the Company on all counts and denied the relief requested by Plaintiffs. The Court of Chancery also vacated the Temporary Restraining Order previously entered in the action that restrained the Company from making payments from the proceeds of the sale of the EcoElectrica Project interest in satisfaction of any obligations not previously disclosed in the Company's 10-K or 10-Q or their attached exhibits (except to the extent necessary for ordinary, customary and reasonable expenses) without first providing five business days advance notice to Plaintiffs. On October 26, 1999, plaintiffs filed a Notice of Appeal with the Delaware Supreme Court. The Company intends to defend the appeal vigorously.

     Shareholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus
     M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleged claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's Common Stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's PRIDES (depository shares) during the period from April 28, 1994 (the public offering date of the PRIDES) through August 8, 1995. The amended complaint alleged that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint sought unspecified damages and other relief.

     The Court certified a plaintiff class consisting of all persons or entities who purchased Common Stock between September 21, 1993 and August 8, 1995 or depositary shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and certified a plaintiff and defendant underwriter class as to the section 11 claim.

     On August 9, 1999, the Court granted Defendants' motion for summary judgment and ordered that Plaintiffs take nothing and that the action be dismissed on the merits. The plaintiffs have appealed the Court's order and the parties have been assigned by the Court to a mediation program while the appeal is pending. The Company intends to defend the appeal vigorously.

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleges that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages are alleged to be in excess of $1,268,246. On April 13, 1999, the Company filed a Motion to Dismiss challenging the exercise of personal jurisdiction and also filed a Request to Revise. A hearing on the Motion and Request is pending. The Company intends to defend this action vigorously.

     Annual Meeting Litigation: On July 30, 1999, Campus, LLC and Joseph A. Wagda filed a complaint against the Company and its directors (namely, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson) in the Court of Chancery of the State of Delaware In and For New Castle County. The plaintiffs in this action purport to be stockholders of the Company. The complaint alleges, among other things, that plaintiffs were deprived of the opportunity to nominate directors for election at the Company's annual meeting which took place on August 18, 1999. Plaintiffs are seeking, among other things, (i) a declaration that the annual meeting was illegally and inequitably scheduled and that any actions taken at the annual meeting are null and void and (ii) an order requiring the defendants to schedule a meeting, allowing stockholders an opportunity to nominate directors, file solicitation materials with the Securities and Exchange Commission and conduct a proxy solicitation. The parties have agreed to stay the litigation until January 2000. In the event that the litigation resumes, the Company intends to defend this action vigorously.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     The  Company   does  not  believe   that  the   ultimate   outcome  of  the
     above-described matters will have a material adverse effect on the Company's financial position.

12.  PRIDES Dividend

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

13.  Available-for-Sale Securities

     As of September 30, 1999, the first quarter in which the Company owned available-for-sale securities, the aggregate fair value by major security type of available-for-sale secruities is summarized (in thousands) in the following table:

                                                    Aggregate Fair Value
                                                 (which approximates costs)
                                                        ----------

         Debt securities issued by the
           U.S. Treasury and other U.S.
           government corporations and agencies .....    $  28,831

         Mortgage-backed securities .................       10,153

         Corporate debt securities ..................        3,869

         Debt securities issued by states of
           the United States and political
           subdivisions of the states ...............        1,355
                                                        ----------
                                                           $44,208
                                                        ==========

     The fair value of the available-for-sale securities approximates cost.

     The contractual maturities of the available for sale securities at September 30, 1999 are as follows (in thousands):


                                                    Fair Value
         Maturity Period                     (which approximates cost)
         ----------------                          -------------

         Less than one year ....................   $       5,271

         After one year through 5 years ........          32,948

         After 5 years through 10 years ........           4,181

         After 10 years ........................           1,808
                                                   -------------
                                                   $      44,208
                                                   =============

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

     In December 1998, the Company sold its EcoElectrica Project interest for $247,000,000. An additional payment of $5 million in cash, which was contingent on the successful conversion of the local tax status of EcoElectrica, L.P., was received July 27, 1999.

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

     As of September 30, 1999, the Company had completed its activities to raise funds for working capital purposes, had disposed of substantially all its operating assets and had repaid substantially all of its indebtedness. The Company currently has substantial cash balances and substantial net operating income tax losses to carry forward to future years. During the third quarter, management continued to evaluate different businesses that the Company might pursue, through acquisition or otherwise. In addition, the Company is evaluating all strategic alternatives available to it. The Company retained professionals to assist it in such evaluations. The
     Company has committed to fund the development of a building products manufacturing facility, as described in Note 8. In October 1999, the Company committed to fund up to $3 million for development of an independent power project in Astoria, New York, as described in Note 8.

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

     Results of Operations
     ---------------------

     The Company recognized net income for the third quarter of 1999 of $27.3 million as compared to a net loss incurred for the third quarter of 1998 of $5.8 million.

     On July 27, 1999, KENETECH Energy Systems, Inc. received $5.0 million in cash, upon the successful conversion of the local tax status of EcoElectrica, L.P. No other proceeds are expected from the sale of the Company's indirect interests in EcoElectrica, L.P.

     There were no revenues or costs from active construction projects for the quarter ended September 30, 1999 or the comparable period in 1998. The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     There were no maintenance, management fees and other revenues or associated costs in the third quarter of 1999, compared with $16 thousand during the third quarter of 1998. KENETECH Facilities Management, Inc. (KFM), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, has no further business activity or employees and will be wound up in due course.

     There were no energy sales or associated costs for the quarter ended September 30, 1999, or the comparable period in 1998.

     Project development and marketing expenses decreased to $4 thousand for the quarter ended September 30, 1999 from $318 thousand for the comparable period in 1998. Project development and marketing expenses incurred in the third quarter of 1999 related to the indirect costs of development of the Chateaugay OSB Project. In 1998 project development and marketing costs related primarily to the EcoElectrica Project.

     General and administrative expenses decreased to $823 thousand for the quarter ended September 30, 1999 from $1.3 million for the comparable period in 1998 due principally to reduced personnel and premises expenses. General and administrative expenses have not been reduced further primarily due to the cost of the PRIDES litigation to the Company. (See Note 11).

     Interest income increased to $679 thousand for the quarter ended September 30, 1999 from $130 thousand for the comparable period in 1998 due principally to investment of the Company's cash balances.

     Interest expense decreased to zero for the quarter ended September 30, 1999 from $4.6 million for the comparable period in 1998 primarily due to the repayment in December 1998 of the Company's Senior Secured Notes (including accrued interest) and the EcoElectrica Project development loan payable in conjunction with the Company's sale of its interest in the EcoElectrica Project.

     Equity earnings of unconsolidated affiliates decreased to zero for the quarter ended September 30, 1999, compared to $71 thousand for the comparable period in 1998.

     The Company recorded a $60 thousand loss on the sale of securities it had invested in for the quarter ended September 30, 1999. No such securities sales occurred during the comparable quarter in 1998.

     The Company recorded a $57 thousand gain on the disposition of subsidiaries and assets for the quarter ended September 30, 1999, a decrease from $213 thousand for the comparable quarter in 1998.

     The Company recorded other income of $2.9 million for the quarter ended September 30, 1999 because the Company reduced its accrued liabilities for various legal matters.

     The Company reduced the balance of the deferred benefit, resulting in an income tax benefit of $19.6 million. The reduction in the deferred benefit is due to additional losses being available for carryback which are primarily attributable to a KWI 1999 bankruptcy distriubtion.


           Nine months ended September 30, 1999 and September 30, 1998

                                                   Nine months Ended
                                         September 30, 1999        September 30, 1998
                                      ------------------------  ------------------------
                                                      (in thousands)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  ------  -------
       ............................
  Sale of EcoElectrica Project
   Interest ..........................$  5,000 $   --  $ 5,000  $     --  $   --  $    --

  Construction services ..............     410     56      354     3,382   2,543      839

  Maintenance, management
   fees and other ....................      21     --       21     1,000     697      303

  Energy sales .......................      --     --       --       472   1,521   (1,049)
                                      --------  -----  -------  --------  ------  -------
 Total ...............................$  5,431  $  56  $ 5,375  $  4,854  $4,761  $    93
                                      ========  =====  =======  ========  ======  =======


     On July 27, 1999, KENETECH Energy Systems, Inc. received $5.0 million in cash, upon the successful conversion of the local tax status of EcoElectrica, L.P. No other proceeds will be received from the sale of the Company's indirect interests in EcoElectrica, L.P.

     The revenues and costs for construction services recorded during the nine months ended September 30, 1999, represent revenue realized and expenses incurred upon the settlement of certain disputes involving construction projects. There were no revenues from active construction projects for the nine months ended September 30, 1999, a decrease from approximately $3.4 million revenue and $2.6 million expense for the comparable period in 1998. The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     Maintenance, management fees and other revenues totalled $21 thousand in the first nine months of 1999, a decrease from approximately $1.0 million of revenues during the first nine months of 1998. Associated costs declined to zero for the nine months ended September 30, 1999, from $697 thousand for the comparable period in 1998. KENETECH Facilities Management, Inc.
     (KFM), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, has no further business activity or employees and will be wound up in due course.

     There were no energy sales or associated costs in 1999 because the Company sold the Hartford Hospital Project in June 1998. Energy sales experienced an excess of expenses over revenues of approximately $1.0 million for the first nine months of 1998 due to the sporadic operation of the Hartford Hospital Project turbines.

     Project development and marketing expenses decreased to $84 thousand for the nine months ended September 30, 1999 from $700 thousand for the comparable period in 1998. Project development and marketing expenses incurred in the first nine months of 1999 related principally to the Chateaugay Project and the development of the Chateaugay OSB Project. In 1998, project development and marketing costs related primarily to the EcoElectrica Project.

     General and administrative expenses increased to $3.7 million for the thirty-nine weeks ended September 30, 1999 from $2.9 million for the comparable period in 1998 due principally to (i) an increase in legal expenses associated with the PRIDES Litigation, (ii) severance of several senior personnel, (iii) additional expense due to preparation of the federal income tax return earlier in the year than is customary, and (iv) a change of accounting system and costs related to archiving files from a non-Y2K compliant system.

     Interest income increased to $2.1 million for the nine months ended September 30, 1999 from $514 thousand for the comparable period in 1998 due principally to investment of cash proceeds from the sale of the Company's EcoElectrica Project interest.

     Interest expense decreased to zero for the nine months ended September 30, 1999 from $12.9 million for the comparable period in 1998 primarily due to the repayment in December 1998 of the Company's Senior Secured Notes (including accrued interest) and the EcoElectrica Project development loan payable following the Company's sale of its interest in the EcoElectrica Project.

     Equity income from unconsolidated affiliates increased to $27 thousand for the nine-month period ended September 30, 1999, compared with $15 thousand for the comparable period in 1998.

     The Company recorded a $60 thousand loss on the sale of securities it had invested in for the nine months ended September 30, 1999. No such securities sales occurred during the comparable period in 1998.

     The Company recorded a $5.0 million gain on disposition of subsidiaries and assets for the nine-month period ended September 30, 1999, compared with a $170 thousand gain for the comparable period in 1998. The $5.0 million gain in 1999 represents primarily the gain on sale of the Chateaugay Project and Dutch limited partnership (see Notes 6 and 7, Item 1).

     The Company recorded a $942 thousand net gain on settlement of accounts payable plus $3.1 million of other income in the nine month period ended September 30, 1999, compared to zero in the comparable period in 1998. Included in the $3.1 million of other income is $2.9 million of gain because the Company reduced its accrued liabilities related to various legal matters.

     The Company reduced the balance of the deferred benefit, resulting in an income tax benefit of $19.6 million. The reduction in the deferred benefit is due to additional losses being available for carryback which are primarily attributable to a KWI 1999 bankruptcy distriubtion.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first nine months of 1999, operating activities used cash of $3.3 million, principally from general and administrative expenses but offset by favorable settlement of accounts payable associated with disputed contracts.

     Investing activities

     During the first nine months of 1999, investment activities used cash of $36.1 million, consisting primarily of the investment of $44.2 million in cash in marketable securities reduced by the proceeds from the sale of the Chateaugay Project, and from the sale of the EcoElectrica Project and from the disposition of subsidiaries and assets.

     Financing activities

     During the first nine months of 1999 the Company repaid $1.1 million of notes payable, related to the Chateaugay Project (see Note 6 of Item 1) and paid $21.4 million of PRIDES dividends (see Note 12 of Item 1).

     Status

     As of September 30, 1999, the Company had completed its activities to raise funds for working capital purposes, had disposed of substantially all its operating assets and had repaid substantially all of its indebtedness. The Company currently has substantial cash balances and substantial net operating income tax losses to carry forward to future years. During the third quarter, management continued to evaluate different businesses that the Company might pursue, through acquisition or otherwise. In addition, the Company is evaluating all strategic alternatives available to it. The Company retained professionals to assist it in such evaluations. The
     Company has committed to fund the development of a building products manufacturing facility, as described in Note 8. In October 1999, the Company committed to fund up to $3 million for development of an independent power project in Astoria, New York, as described in Note 8.

     Effect of Year 2000

     The Company recently upgraded its accounting system and other systems to be Year 2000 compliant. The Company's historical tax and accounting systems were not Year 2000 compliant and the Company undertook a project in the second quarter to archive historical tax and accounting records on a Year 2000 compliant system. That work is complete at a cost of approximately
     $600 thousand. The Company has not assessed and cannot predict to what extent its results of operations, financial condition or business may be adversely affected if third parties with whom the Company has a material relationship are not compliant.

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

     SFAS No. 133 should not have any  impact  upon the  Company's  consolidated
     financial   statements   because  the  Company  owns   neither   derivative
     instruments nor engages in hedging activities.

                           Part II OTHER INFORMATION

Item 1.   Legal Proceedings.

          See discussion under Note 11 of Item 1 incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The 1999 Annual Meeting of Stockholders of the Company was held August 18, 1999.

     (b) The meeting involved the election of one Class I Director for a one-year term, one Class II Director for a two-year term and one Class III Director for a three-year term. The following individuals were elected to the respective classes named:

          Charles Christenson     Class I     Term Expires on the Date of the
                                              Annual Stockholder Meeting in 2000

          Gerald R. Morgan, Jr.   Class II    Term Expires on the Date of the
                                              Annual Stockholder Meeting in 2001

          Mark D. Lerdal          Class III   Term Expires on the Date of the
                                              Annual Stockholder Meeting in 2002

     (c) The matters voted upon at the meeting, and vote tabulations for each matter, were as follows:

          (1)  Election of Directors:

                 Charles Christenson       In Favor                  35,786,929
                                           Against                            0
                                           Withheld                   2,160,685
                                           Abstentions                        0
                                           Broker Non-Voters                  0

                 Gerald R. Morgan, Jr.     In Favor                  35,896,829
                                           Against                            0
                                           Withheld                   2,050,785
                                           Abstentions                        0
                                           Broker Non-Voters                  0

                 Mark D. Lerdal            In Favor                  35,318,053
                                           Against                            0
                                           Withheld                   2,629,561
                                           Abstentions                        0
                                           Broker Non-Voters                  0


          (2) Ratification of the selection of KPMG LLP as the independent auditors of the Company for its fiscal year ending December 31, 1999.

                                           In Favor                   36,882,301
                                           Against                     1,028,128
                                           Abstentions                    37,185
                                           Broker Non-Voters                   0

     (d)  Not applicable.

Item 5.   Other Information.

          On November 3, 1999, the Board of Directors of the Company voted to increase the number of directors on the Board from three to four and elected Michael D. Winn to fill the newly created Class I directorship. Mr. Winn is the President of Terrasearch, Inc., a company which provides investment research on mining and petroleum companies and financial services and the manager of a company that invests in exploration oriented companies in the energy and mining sectors.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27       Financial Data Schedule.

     (b)  Reports on Form 8-K

          On October 14, 1999, the Company filed a Report on Form 8-K under Item 5, Other Events, announcing that the Delaware Chancery Court entered judgment in favor of the Company in the action captioned "Quadrangle Offshore (Cayman) LLC and Cerebus Partners, L.P. v. KENETECH Corporation."

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:   November 12, 1999              Mark D. Lerdal
                                        President, Chief Executive Officer
                                         and Principal Accounting Officer

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  November 12, 1999                 Mark D. Lerdal
                                         President, Chief Executive Officer
                                         and Principal Accounting Officer