Form 10-K405
period 1999-12-31
KENETECH CORP
filed 2000-03-28
CIK 807708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to _______

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

         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, par value $0.0001
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Based on the closing market price of the Common Stock at March 15, 2000 ($0.66), the aggregate market value of the Common Stock of non-affiliates of the Registrant was approximately $18,667,677. As of March 15, 2000, there were 41,919,218 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

Item 1. Business
----------------

     KENETECH Corporation ("KENETECH") is a Delaware corporation that has historically been involved in the development, construction, and management of independent power projects. The Company continues in project development activities at this time; however, it has ceased its construction and management activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand board facility. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. ("KWI") only through May 29, 1996).

     In 1995 and 1996, the Company experienced severe liquidity constraints. In an effort to relieve such constraints, the Company undertook to sell its assets. As of December 31, 1999, the Company has disposed of substantially all its operating assets and has repaid substantially all of its indebtedness. The Company currently has substantial cash balances and net operating income tax losses and other tax attributes to carry forward to future years. While pursuing development projects, management continues to evaluate different businesses that the Company might pursue, through acquisition or otherwise. In addition, the Company is evaluating all strategic alternatives available to it. The Company has retained professionals to assist it in such evaluations.


     The Company is participating with OSB Chateaugay, LLC ("OSB") in the development of an oriented strand board project in Chateaugay, New York (the "Project"). In addition to development services, the Company has agreed to fund up to $1.25 million to finance the development of the Project. The Project is expected to produce up to 475 million square feet of strand board per year. Construction is anticipated to commence in the second half of 2000. The funding made to OSB is scheduled to be repaid upon the financial closing or sale of the Project. In exchange for providing funding and services, the Company will receive certain participation distributions made by OSB which are contingent upon the success of the Project.

     The Company has agreed to participate in the development process and to fund up to $5.0 million for the development of a 1,000 megawatt independent power plant to be located in Astoria, Queens, New York. The project is currently under development and is expected to commence construction in the second half of 2001. In exchange for the services and funding, the Company will be repaid the funding plus certain participation distributions, both of which are contingent upon the success of the Astoria project.

     Subsequent to the close of year-end, the Company agreed to fund up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions which are contingent upon the sale or financial closing of the Whinash project.

     See also discussion of KWI bankruptcy under Note 3 and sale of EcoElectrica Project Interest under Note 4 to the Financial Statements.

     EMPLOYEES:  The Company currently employs four persons.

Item 2.  Property
-----------------

     The Company maintains its corporate headquarters in San Francisco, California. The lease for approximately 2,400 square feet of corporate office space expires in 2001. The annual lease payment is approximately $75,000.

Item 3. Legal Proceedings
-------------------------

     LITIGATION

     Delaware Stockholders' Class and Derivative Litigation: On February 2, 2000, plaintiffs Robert L. Kohls and Louise A. Kohls filed two actions in the Court of Chancery of the State of Delaware In and For New Castle County, against the Company, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson. Plaintiffs filed amended complaints on February 23, 2000.

     Plaintiffs allege that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "PRIDES") of the Company, that mandatorily converted, on May 14, 1998, into common stock, par value $0.0001 per share ("Common Stock"), of the Company.

     The first action is purportedly brought as a class action on behalf of the named plaintiffs and all other persons who owned the PRIDES as of May 13, 1998. Plaintiffs allege, among other things, that defendants breached the terms of the Company's Certificate of Designations, Preferences, Rights and Limitations (the "Certificate of Designations") under which the PRIDES were issued and breached their fiduciary duty to protect the interests of the holders of the PRIDES prior to the PRIDES mandatory conversion. Plaintiffs are seeking, among other things, (i) certification of the action as a class action, (ii) a declaration that the holders of PRIDES are entitled to be paid a liquidation preference of up to $1,012.50 per share of PRIDES, and
     (iii) a judgment that the defendants are liable to the PRIDES holders in an amount up to $1,012.50 per share.

     The second action is purportedly brought as a derivative action on behalf of the Company. Plaintiffs generally allege that the purchase of the Company's Common Stock by defendant Mark D. Lerdal in December 1997 was a corporate opportunity and that such Common Stock should have been instead purchased by the Company. Plaintiffs are seeking, among other things, (i) a declaration that the purchase of the Common Stock by defendant Lerdal constituted the taking of a corporate opportunity and is null and void,
     (ii) an order requiring defendant Lerdal to transfer the Common Stock to the Company for the consideration he paid, and (iii) to the extent the Common Stock may not be transferred to the Company, damages for the fair value of the Common Stock.

     The defendants moved to dismiss both actions on March 20, 2000. The Company intends to defend each of these actions vigorously.

     PRIDES Litigation: On May 6, 1998, plaintiffs, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P., filed a Verified Complaint for Declaratory Judgment and Injunctive Relief, in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs alleged that they were beneficial owners of shares of PRIDES.

     Plaintiffs filed an amended complaint on July 7, 1998. Generally, the amended complaint alleged that the Company was currently in liquidation and was in liquidation prior to May 14, 1998, that the plaintiffs were entitled to receive the liquidation preference of $1,012.50 per share set forth in the Certificate of Designations in any distribution of assets the Company might make notwithstanding that the PRIDES mandatorily converted and ceased to be outstanding on May 14, 1998, and that the Company breached an implied covenant of good faith and fair dealing under the Certificate of Designations. Plaintiffs sought, among other things, (i) a declaration that they were entitled to receive the liquidation preference in any distribution of assets before any distribution was made to holders of Common Stock and that the mandatory conversion of the PRIDES did not operate to eliminate their right to receive the liquidation preference,
     (ii) related injunctive relief, and (iii) other unspecified damages.

     A bench trial in the action was held February 16-19, 1999, before the Court of Chancery and on October 13, 1999, the Court entered judgment in favor of the Company on all counts and denied the relief requested by plaintiffs. The Court of Chancery subsequently vacated the Temporary Restraining Order previously entered in the action that restrained the Company from making payments from the proceeds of the sale of the EcoElectrica Project Interest (see Item 7, Results of Operations and Note 4 to the Financial Statements) in satisfaction of any obligations not previously disclosed in the Company's 10-K or 10-Q or their attached exhibits (except to the extent necessary for ordinary, customary and reasonable expenses) without first providing five business days advance notice to plaintiffs. On October 26, 1999, plaintiffs filed a Notice of Appeal with the Delaware Supreme Court. Oral argument at the Delaware Supreme Court is scheduled for April 4, 2000. The Company intends to defend the appeal vigorously.

     Federal Stockholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleged claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's Common Stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's PRIDES (depository shares) during the period from April 28, 1994 (the public offering date of the PRIDES) through August 8, 1995. The amended complaint alleged that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint sought unspecified damages and other relief.

     The Court certified a plaintiff class consisting of all persons or entities who purchased Common Stock between September 21, 1993 and August 8, 1995 or depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and certified a plaintiff and defendant underwriter class as to the section 11 claim.

     On August 9, 1999, the Court granted defendants' motion for summary judgment and ordered that plaintiffs take nothing and that the action be dismissed on its merits. The plaintiffs have appealed the Court's order. The Company intends to defend the appeal vigorously.

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleges that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages are alleged to be in excess of $1,121,305. On April 13, 1999, the Company filed a Motion to Dismiss for lack of personal jurisdiction and also filed a Request to Revise. A hearing on the Motion and Request is pending. The Company intends to defend this action vigorously.

     Annual Meeting Litigation: On July 30, 1999, Campus, LLC and Joseph A. Wagda filed a complaint against the Company and its directors (namely, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson) in the Court of Chancery of the State of Delaware In and For New Castle County. The plaintiffs in this action purport to be stockholders of the Company. The Complaint alleges, among other things, that plaintiffs were deprived of the opportunity to nominate directors for election at the Company's annual meeting which took place on August 18, 1999. Plaintiffs are seeking, among other things, (i) a declaration that the annual meeting was illegally and inequitably scheduled and that any actions taken at the annual meeting are null and void, and (ii) an order requiring the defendants to schedule a meeting, allowing stockholders an opportunity to nominate directors, file solicitation materials with the Securities and Exchange Commission and conduct a proxy solicitation. The litigation has been stayed by agreement of the parties. In the event that the litigation resumes, the Company intends to defend this action vigorously.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     The  Company   does  not  believe   that  the   ultimate   outcome  of  the
     above-described matters will have a material adverse effect on the Company's financial position.

     BANKRUPTCY  OF KWI

     On May 29, 1996, KWI filed a voluntary petition in the United States Bankruptcy Court for the Northern District of California (Oakland Division) under chapter 11 of the Bankruptcy Code. KWI's management attributed its filing to continuing losses and lack of operating capital. The Bankruptcy Petition filed by KWI stated that as of March 30, 1996 (the latest available information prior to the filing), KWI had liabilities, as defined by bankruptcy filing procedures which included certain commitments, claims and other liabilities not recognized under generally accepted accounting principles, significantly in excess of assets. Neither KWI nor the Company had been able to complete the sale of certain assets or subsidiaries on a basis to provide additional capital for KWI's ongoing operations and KWI believed that it would be unable to meet, among other things, its existing maintenance and warranty obligations under contracts undertaken in connection with the sale of its wind turbines.

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

     A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, and approved by the Bankruptcy Court on May 26, 1998, by and among KWI, the Official Committee of Unsecured Creditors appointed in KWI's chapter 11 case (the "Official Committee"), KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc. ("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released, subordinated or contributed to capital the claims filed by them against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities filed by KWI, including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. Under the terms of the Release, KES and KENETECH have paid KWI $6.5 million from the proceeds of the sale of the EcoElectrica Project Interest (see Item 7, Results of Operations and Note 4 to the Financial Statements).

     A First Amended Plan of Reorganization jointly filed with the Bankruptcy Court by KWI and the Official Committee was confirmed on January 27, 1999 and became effective, as later amended, on April 8, 1999. Claim distributions of approximately $50.0 million were made in 1999 pursuant to the approved plan. Although the Company continues to own the common stock of KWI, the Company believes that it will not realize any value from its remaining interests in KWI other than certain tax attributes. KWI continues to be a member of the Company's consolidated group for income tax purposes.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     Market Information

     Prior to September 21, 1993, the date the Company's Common Stock began trading on The Nasdaq National Market under the symbol "KWND", there was no public market for the Common Stock. The Company was advised by the National Association of Securities Dealers, Inc. that the Company's Common Stock was delisted from The Nasdaq National Market effective July 1, 1996. The Company understands that bid and ask quotations continue to be entered by market makers in the over-the-counter market for the Common Stock. The Company has no current plans to cause the Common Stock to be listed with The Nasdaq National Market or on any exchange. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by a stock quotation system. Such over-the-counter market quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

          Year                                      High         Low
          --------------                           -------     -------

          1998
          ----
          First Quarter                            $ 0.070     $ 0.050
          Second Quarter                             0.410       0.0625
          Third Quarter                              0.310       0.160
          Fourth Quarter                             0.280       0.125

          1999
          ----
          First Quarter                            $ 0.280     $ 0.125
          Second Quarter                             0.375       0.125
          Third Quarter                              0.450       0.260
          Fourth Quarter                             0.650       0.340

          2000
          ----
          First Quarter (to March 15, 2000)         $0.710     $ 0.510


     Holders

     The closing sale price of the Company's Common Stock as of a recent date is set forth on the cover page hereof. There were approximately 681 holders of record of the Common Stock as of March 15, 2000.

     Cash Dividend  Policy

     The Company has never paid a dividend on its Common Stock. Formerly, the Company's 12 3/4% Senior Secured Notes, and the provisions of the Certificate of Designations under which the Company issued the PRIDES restricted the payment of Common Stock dividends except under specified circumstances. The Senior Secured Notes were satisfied and discharged in full on December 23, 1998 and the PRIDES mandatorily converted into Common Stock on May 14, 1998. In connection with the review of its strategic alternatives, the Company may consider the payment of a cash dividend to stockholders.

Item 6. Selected Financial Data.
--------------------------------

     The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements of the Company. (Dollar amounts in thousands, except per share amounts.)

                                                                         Year Ended December 31,
                                                      ----------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                      --------      --------      --------      --------      --------

INCOME STATEMENT DATA (1):
Revenues (2).......................................   $  5,431      $251,921      $ 40,993      $ 91,890      $327,589
Total costs of revenues (3)........................         56        39,015        45,000        83,705       504,696
Gross margin (excess of expenses over revenues)....      5,375       212,906        (4,007)        8,185      (177,107)
Project development and marketing,
  engineering, general and administrative expenses.      5,700         4,178        16,034        40,559        71,368
Income (loss) from operations......................       (325)      208,728       (20,041)      (32,374)     (248,475)
Income (loss) before taxes.........................     11,017       185,486       (25,242)      (60,850)     (271,647)
Net income (loss)..................................     36,590       131,572       (25,242)      (84,241)     (250,148)
Income (loss) per share:
     Basic.......................................         0.87         3.20(4)      (0.92)(4)   (2.52)(4)       (7.12)(4)
     Diluted.....................................         0.87         3.20(4)      (0.92)(4)   (2.52)(4)       (7.12)(4)

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                        1999          1998         1997           1996          1995
                                                      ---------     ---------    --------       --------      --------

BALANCE SHEET DATA:
Working capital (5)................................   $  41,888     $  31,389   $(116,545)     $(141,621)    $  (3,232)
Total assets.......................................      50,097        84,485      90,586        123,311       401,249
Stockholders' equity (deficiency)..................      32,945        (3,356)   (131,705)       (97,900)       (5,559)

          (1) Excludes operations of KWI after bankruptcy filing (May 29, 1996).
          (2) Includes sale of EcoElectrica Project Interest in 1998 for $247,000 and $5,000 in 1999.
          (3) In 1995 includes special charges of $224,551.
          (4) Includes effect of deducting dividends earned on PRIDES issued in 1994.
          (5) Includes Senior Secured Notes, accrued interest thereon, and the EcoElectrica
              Project loan in 1997 and 1996.  These were repaid or satisfied in full in 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------------------

     OVERVIEW

     KENETECH Corporation ("KENETECH") is a Delaware corporation that has historically been involved in the development, construction, and management of independent power projects. The Company continues in project development activities at this time; however it has ceased its construction and management activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand board facility. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. ("KWI") only through May 29, 1996).

     In 1995 and 1996, the Company experienced severe liquidity constraints. In an effort to relieve such constraints, the Company undertook to sell its assets. As of December 31, 1999, the Company has disposed of substantially all its operating assets and has repaid substantially all of its indebtedness. The Company currently has substantial cash balances and net operating income tax losses and other tax attributes to carry forward to future years. While pursuing development projects, management continues to evaluate different businesses that the Company might pursue, through acquisition or otherwise. In addition, the Company is evaluating all strategic alternatives available to it. The Company has retained professionals to assist it in such evaluations.

     PROJECT DEVELOPMENT

     The Company is participating with OSB Chateaugay, LLC ("OSB") in the development of an oriented strand board project in Chateaugay, New York (the "Project"). In addition to development services, the Company has agreed to fund up to $1.25 million to finance the development of the Project. The Project is expected to produce up to 475 million square feet of strand board. Construction is anticipated to commence in the second half of 2000. The funding made to OSB is scheduled to be repaid upon the financial closing or sale of the Project. In exchange for providing funding and services, the Company will receive certain participation distributions made by OSB which are contingent upon the success of the Project.

     The Company has agreed to participate in the development process and to fund up to $5.0 million for the development of a 1,000 megawatt independent power plant to be located in Astoria, Queens, New York. The project is currently under development and is expected to commence construction in the second half of 2001. In exchange for the services and funding, the Company will be repaid the funding plus certain participation distributions, both of which are contingent upon the success of the Astoria project.

     Subsequent to the close of year-end, the Company agreed to fund up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions which are contingent upon the sale or financial closing of the Whinash project.

     DISPOSITION OF ASSETS

     During the year, the Company participated in the disposition of its indirect interest in a partnership (the "Chateaugay Partnership") which owned a wood-fired electric generating station located in Chateaugay, New York. The Company recorded approximately $3,614,000 of gain on the transaction. The debt associated with the Project and carried on the Company's books has been satisfied. The transaction is described in Note 5 to the Financial Statements.

     The Company also recorded, during the year, approximately $1,349,000 of gain associated with the disposition of its 50% general partnership interest in a Dutch limited partnership. The transaction is described in
     Note 5 to the Financial Statements.

     The total gain recorded on these dispositions during the year approximates $5.0 million.

     STOCK REPURCHASE

     In November 1999, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. The repurchase program was to continue until the Company acquired the 2,000,000 shares or until September 30, 2000. The Company subsequently authorized the repurchase of an additional 2,000,000 shares and extended the repurchase period to December 31, 2000. As of December 31, 1999, the Company had reacquired 401,200 shares at a cost of $265 thousand. At March 15, 2000, the Company had reacquired 2,049,400 shares at a cost of $1.34 million. The Company intends to retire all of the repurchased stock.

     CAUTIONARY STATEMENT

     Certain information included in this report contains forward looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on information available when such statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company's quarter ending March 31, 2001. The Company does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company currently conforms to the guidance contained in the bulletin.

     YEAR 2000 COMPLIANCE

     The Company currently is not aware of any Year 2000 problem in any of the Company's critical systems and services. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which the Company relies will not become apparent in the future that could have a material adverse effect on the Company's business or operations.

     RESULTS OF OPERATIONS

     Consolidated net income for the Company for the year ended December 31, 1999 was $36.6 million compared to net income of $131.6 million for 1998 and net loss of $25.2 million for 1997.

YEARS 1999 AND 1998

                                                       Year Ended December 31,
                                                 1999                           1998
                                               --------                       --------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................

  Sale of EcoElectrica Project
   Interest........................   $    5.0  $    --  $   5.0      $  247.0  $  34.3  $ 212.7

  Construction services ...........        0.4       --      0.4           3.4      2.5      0.9

  Maintenance, management
   fees and other .................         --       --       --           1.0      0.7      0.3

  Energy sales  ...................         --       --       --           0.5      1.5     (1.0)
                                      --------  -------  -------      --------  -------  -------

 Total ............................   $    5.4  $    --  $   5.4      $  251.9  $  39.0  $ 212.9
                                      ========  =======  =======      ========  =======  =======


     The EcoElectrica Project Interest was sold in December of 1998 for cash and assumption of a KES cash collateralized equity funding commitment totaling $247 million with accompanying costs of sale totaling $34.3 million yielding a gain of $212.7 million. The consideration received for the EcoElectrica Project Interest resulted from an auction solicitation for such interest conducted by KES's and the Company's financial advisor. On July 27, 1999, KES received $5.0 million in cash as a result of the successful conversion of the local tax status of EcoElectrica, L.P. No other proceeds will be received from the sale of the EcoElectrica Project Interest.

     The revenues and costs of construction services recorded during the year ended December 31, 1999 represent revenue realized upon the settlement of certain disputes involving construction projects. There were no revenues from active construction projects for the year ended December 31, 1999, a decrease from approximately $3.4 million revenue and $2.5 million expense for the comparable period in 1998. The Company's construction subsidiary is not working on any construction projects, has no employees and is in the process of disposing of its remaining assets and liabilities.

     Maintenance, management fees and other revenues totalled $21 thousand in 1999, a decrease from approximately $1.0 million of revenues in 1998.
     Associated costs declined to zero in 1999 from $697 thousand in 1998. KENETECH Facilities Management, Inc. ("KFM"), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, has no further business activity or employees and is in the process of disposing of its remaining assets and liabilities.

     There were no energy sales or associated costs in 1999 because the Company sold the Hartford Hospital Project in 1998. In 1998, energy sales experienced an excess of expenses over revenues of approximately $1.0 million due to the sporadic operation of the Hartford Hospital Project turbines.

     Project development and marketing expenses decreased to $87 thousand for 1999 from $700 thousand for 1998. Project development and marketing expenses incurred in 1999 related principally to the sale of the Chateaugay Project and the development of the Chateaugay OSB Project. In 1998, project development and marketing costs related primarily to the EcoElectrica Project.
                                    Page 11

     General and administrative expenses increased to $5.6 million for 1999 from $3.5 million for 1998 due principally to (i) an increase in legal expenses associated with the PRIDES litigation, (ii) severance of several senior personnel, (iii) additional expense due to preparation of the federal income tax return earlier in the year than is customary, and (iv) a change of accounting system and costs related to archiving files from a non-Year 2000 compliant system.

     Interest income increased to $2.7 million in 1999 from $694 thousand in 1998 due principally to the investment of cash proceeds from the sale of the EcoElectrica Project Interest.

     Interest expense decreased to zero for 1999 from $17.5 million for 1998 primarily due to the satisfaction and discharge in December 1998 of the Company's Senior Secured Notes (including interest) and the repayment of the EcoElectrica Project development loan following the Company's sale of its indirect interest in the EcoElectrica Project.

     Equity income from unconsolidated affiliates increased to $27 thousand for 1999, compared to a loss of $82 thousand for 1998.

     The Company recorded realized and unrealized losses on investment in trading debt securities totaling $364 thousand in 1999. Included is a realized loss of $115 thousand on the sale of trading debt securities. The Company did not hold such securities in 1998.

     The Company recorded a $5.0 million gain on disposition of subsidiaries and assets in 1999, compared with a $170 thousand gain for 1998. The $5.0 million gain in 1999 represents primarily the gain on the disposition of the Chateaugay Project and a Dutch limited partnership, as described in
     Note 5 to the Financial Statements. The gain of $170 thousand recorded in 1998 represents the sale of the Hartford Hospital Project, including the rights under the termination agreement, upon which no gain or loss was incurred, and the gain on sale of other miscellaneous assets.

     The Company recorded $3.1 million of other income in 1999, compared to zero in 1998. Included in the $3.1 million of other income is a reduction of $2.9 million in accrued liabilities related to various legal matters. The Company also recorded a $943 thousand net gain on settlement of accounts payable in 1999, compared to zero in 1998.

     The Company's recorded tax expense in 1998 primarily relates to the sale of the EcoElectrica Project. In 1999, the Company reduced the balance of the deferred benefit for deconsolidated subsidiary losses, resulting in an income tax benefit of $25.6 million. The reduction in the deferred benefit is due to the recognition of additional tax benefits of KWI which are primarily attributable to the KWI 1999 bankruptcy distributions.

     KWI settlement expense of $6.5 million in 1998 represents the amount paid to KWI under the KWI Settlement Agreement and Release (see Note 3 to the Financial Statements).

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes (Note 16 to the Financial Statements).

YEARS 1998 AND 1997

                                                       Year Ended December 31,
                                                 1998                            1997
                                      --------------------------      --------------------------
                                                            (in millions)
                                                          Gross                           Gross
                                      Revenues   Costs   Margins      Revenues   Costs   Margins
                                      --------  -------  -------      --------  -------  -------
       ............................
  Sale of EcoElectrica Project
   Interest .......................    $ 247.0   $  34.3 $ 212.7      $     --  $    --   $   --

  Construction services ...........        3.4       2.5     0.9          36.0     36.1     (0.1)

  Energy sales ....................        0.5       1.5    (1.0)          3.2      8.4     (5.2)

  Maintenance, management
   fees and other .................        1.0       0.7     0.3           1.8      0.5      1.3
                                       -------   ------- -------      --------  -------  -------
 Total ............................    $ 251.9   $  39.0 $ 212.9      $   41.0  $  45.0  $  (4.0)
                                       =======   ======= =======      ========  =======  =======


     The EcoElectrica Project Interest was sold in December 1998 for cash and assumption of a KES cash collateralized equity funding commitment totalling $247 million with accompanying costs of sales totalling $34.3 million, yielding a gain of $212.7 million. The consideration received for the EcoElectrica Project Interest resulted from an auction solicitation for such interest conducted by KES's and the Company's financial advisor.

     Construction services revenues (recorded under the percentage-of-completion method) decreased to $3.4 million for 1998 from $36.0 million for 1997 because the Company's construction subsidiary had completed its construction projects, had no employees and was in the process of disposing of its remaining assets and liabilities.

     Energy sales revenue decreased to $500 thousand in 1998 compared to $3.2 million in 1997 because in June and July of 1997 the Hartford Hospital Project experienced, through force majeure events, catastrophic failures of both its turbines. The costs of repairing the individual units were prohibitive and there were no lease engines available. The Company assembled one turbine, which operated sporadically, from the serviceable parts of the two failed turbines. The Company sold the Hartford Hospital Project in June 1998. Comparatively, the Company experienced an excess of expenses over revenues of $1.0 million in 1998 compared to $5.2 million in 1997 because the Company owned the Hartford Hospital Project for only six months in 1998 and an additional expense of approximately $3.0 million incurred in 1997 related to the write-off of the two failed turbines.

     Maintenance, management fees and other decreased to $1.0 million in 1998 from $1.8 million in 1997 because on June 30, 1998, the sole remaining contract between KENETECH Facilities Management, Inc. ("KFM"), a wholly-owned subsidiary of the Company, which performed operations and maintenance of thermal power plants, and a third party expired and was not renewed by the third party. Additionally, in conjunction with the sale of the Hartford Hospital Project, the operations and maintenance contract held by KFM was terminated. As a result, KFM has no further business activities or employees.

     Project development and marketing expenses decreased to $700 thousand for 1998 from $2.2 million for 1997 because a large portion of the Company's sales and marketing efforts in 1998 were associated with the sale of the EcoElectrica Project Interest and are recorded as costs of such sale.

     General and administrative expenses decreased to $3.5 million for 1998 from $13.8 million for 1997 due to the continued downsizing of the Company and cost saving measures.

     Interest expense increased to $17.5 million for 1998 from $16.3 million for 1997 due to larger interest bearing balances outstanding during 1998 (primarily the accrued interest on the Senior Secured Notes).

     Gain (loss) on disposition of subsidiaries and assets: In June 1998, the Company sold the Hartford Hospital Project, including the rights under the Termination Agreement, and incurred no gain or loss on this transaction. The gain was generated by the receipt of a receivable, previously reserved for, and the sale of other miscellaneous assets (Note 5 to the Financial Statements). During 1997, the Company sold fixed assets, some projects in the initial stages of development, and the construction subsidiaries' joint venture interests in the construction contracts for the EcoElectrica Project. On an aggregated basis, these transactions generated cash of $20.9 million and a net gain of $10.0 million.

     KWI settlement expense of $6.5 million in 1998 represents the amount paid to KWI under the KWI Settlement Agreement and Release.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company's recorded tax expense in 1998 primarily relates to the sale of the EcoElectrica Project Interest. The Company recorded no tax benefit for 1997 because of the uncertainty about its ability to utilize such a benefit (Note 16 to the Financial Statements).

     LIQUIDITY AND CAPITAL RESOURCES

     1999 Activities
     ---------------

     At December 31, 1999, the Company had working capital of $41.9 million compared to $31.4 million at December 31, 1998. The statement of cash flows shows a reduction in cash of approximately $52.1 million which is attributable primarily to the investment of $31.6 million in trading debt securities, the funding of $2.5 million on the OSB and Astoria projects, and the payment of $21.4 million in accrued PRIDES dividends, offset primarily by proceeds from the sale of the Company's indirect interests in the Chateaugay and EcoElectrica Projects, equaling $2.4 million and $5.0 million, respectively, leaving $4.0 million attributable to cash used in operations and other activities. Given the current operations and strategy of the Company, its cash balances are adequate for the forseeable future. The Company has committed approximately $7 million in connection with its development projects.

     Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
     -------------------------------------------------------------------

     Market Risk. The Company's exposure to market risk is principally confined to its investment in trading debt securities, which are subject primarily to interest rate risk. The Company's investment in trading debt securities is a material component of the Company's total assets; therefore, market risk exposure should be considered to be material.

     The Company manages its interest rate risk through specific investment criteria designed to minimize such risk. The Company also employs discretionary selling practices aimed at minimizing realized market losses. The Company could foreseeably hold its investment in trading debt securities until the investments' maturity, thereby effectively eliminating associated interest rate risk. The majority of the Company's investment in trading debt securities that is subject to interest rate risk matures within three years.

     The potential gain or loss in fair value to the Company's investment in trading debt securities resulting from selected hypothetical increases in interest rates is expressed in the following sensitivity analysis.


                                            Change in market interest rates
                                            -------------------------------
                                         Current           10%              20%
                                         --------------------------------------
                                                     (in thousands)

     Fair value of trading debt
      securities                         $31,388        $31,227          $31,069

     Increase or decrease from
      current fair value                       -           $161             $319


     The sensitivity analysis above, known as a stress test in the banking industry, models the change in fair value based upon specific changes in the prime interest rate.

     The Company has no material market risk relating to foreign exchange rate risk or commodity price risk.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


KENETECH Corporation Consolidated Financial Statements                   Page
                                                                         ----

     Independent Auditors' Report                                         16

     Consolidated Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997                                    17

     Consolidated Balance Sheets, December 31, 1999 and 1998              18

     Consolidated Statements of Stockholders' Equity (Deficiency)
      for the years ended December 31, 1999, 1998 and 1997                19

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997                                    20

     Notes to Consolidated Financial Statements                         21 - 35

                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of KENETECH Corporation:

     We have audited the accompanying consolidated balance sheets of KENETECH Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 1999. Our audits also included the financial statement schedule for 1999, 1998 and 1997 of KENETECH Corporation listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KENETECH Corporation and subsidiaries at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents in all material respects the information set forth therein.


                                                                        KPMG LLP


     San Francisco, California
     March 16, 2000

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)


                                                           1999           1998           1997
                                                        ----------     ----------     ----------
Revenues:
   Sale of EcoElectrica Project Interest................$    5,000        247,000          --
   Construction services................................       410          3,413         35,994
   Maintenance, management fees and other...............        21          1,036          1,829
   Energy sales.........................................      --              472          3,170
                                                        ----------     ----------     ----------
     Total revenues.....................................     5,431        251,921         40,993

Costs of revenues:

   Sale of EcoElectrica Project Interest................      --           34,254           --
   Construction services................................        56          2,543         36,105
   Energy plant operations..............................      --            2,218          8,895
                                                        ----------     ----------     ----------
     Total costs of revenues............................        56         39,015         45,000

Gross margin (Excess of expenses over revenues).........     5,375        212,906         (4,007)

Project development and marketing expenses..............        87            700          2,230
General and administrative expenses.....................     5,613          3,478         13,804
                                                        ----------     ----------     ----------

Income (loss) from operations...........................      (325)       208,728        (20,041)

Interest income.........................................     2,721            694            988
Interest expense........................................      --          (17,524)       (16,291)
Equity (loss) income of unconsolidated affiliates.......        27            (82)            66
Loss on trading debt securities.........................      (364)          --             --
Gain on disposition of subsidiaries and assets..........     4,963            170         10,036
KWI settlement expense .................................      --           (6,500)          --
Gain on accounts payable settlement and other income ...     3,995           --             --
                                                        ----------     ----------     ----------

Income (loss) before taxes..............................    11,017        185,486        (25,242)
Income tax  benefit (provision) ........................    25,573        (53,914)          --
                                                        ----------     ----------     ----------

       Net income (loss)................................$   36,590     $  131,572     $  (25,242)
                                                        ==========     ==========     ==========

Net income (loss) per common share:
   Basic and Diluted............................        $     0.87     $     3.20     $    (0.92)

Weighted average number of common shares
 used in computing per share amounts:
     Basic and Diluted..........................            41,944         40,073         36,830


   The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                      (in thousands, except share amounts)

                                     ASSETS
                                                                1999           1998
                                                             ----------     ----------
Current assets:
  Cash and cash equivalents..................................$   15,291     $   67,424
  Funds in escrow............................................       314            478
  Accounts receivable, net...................................       110          1,079
  Trading debt securities....................................    31,388           --
  Interest receivable .......................................       464           --
  Investment in Chateaugay Project...........................      --           15,480
                                                             ----------     ----------
     Total current assets....................................    47,567         84,461

Astoria Project advances.....................................     2,241           --
Property, plant and equipment, net...........................        58             24
Other assets.................................................       231           --
                                                             ----------     ----------
       Total assets..........................................$   50,097     $   84,485
                                                             ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable...........................................$      937     $    4,002
  Accrued liabilities........................................     4,580          8,871
  Current taxes payable......................................       130          2,100
  Chateaugay Project debt....................................      --           15,620
  Other notes payable........................................         6          1,071
  Accrued dividends on PRIDES................................      --           21,408
  Accrued stock repurchase obligation........................        26           --
                                                             ----------     ----------
     Total current liabilities...............................     5,679         53,072

Accrued liabilities..........................................     1,168            893
Deferred benefit for deconsolidated subsidiary losses........    10,305         33,900
                                                             ----------     ----------
     Total liabilities.......................................    17,152         87,865

Stockholders' equity (deficiency):
Common stock - 110,000,000 shares authorized,
  $.0001 par value; issued and outstanding
  41,919,218 at December 31,1999 and 41,954,218
  at December 31, 1998, repurchased for retirement
  still outstanding 401,200 in 1999 and none in 1998.........         4              4
Additional paid-in capital...................................   223,742        224,007
Accumulated deficit..........................................  (190,801)      (227,391)
                                                             ----------     ----------
     Total stockholders' equity (deficiency) ................    32,945         (3,380)
                                                             ----------     ----------

       Total liabilities and stockholders'
         equity (deficiency) ................................$   50,097     $   84,485
                                                             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              for the years ended December 31, 1999, 1998 and 1997
                      (in thousands, except share amounts)



                                                                                   Effect of   Accumulated
                                  Convertible         Common Stock    Additional   Cumulative     Other
                                Preferred Stock                         Paid-in     Unearned  Comprehensive (Accumulated
                                Shares   Amount   Shares      Amount    Capital   Compensation    Income      Deficit)     Total
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------

Balance, December 31, 1996      102,492  $99,561  36,829,618  $    4   $ 136,221  $        --    $     35  $   (333,721) $ (97,900)
  Preferred stock dividends        --       --          --        --      (8,563)          --         --          --        (8,563)
  Net loss                         --       --          --        --        --             --         --        (25,242)   (25,242)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1997      102,492   99,561  36,829,618       4     127,658           --          35      (358,963)  (131,705)
  Mandatory preferred stock
     conversion                (102,492) (99,561)  5,124,600      --      99,561           --         --          --         --
  Preferred stock dividends        --       --          --        --      (3,212)          --         --          --        (3,212)
  Net income                       --       --          --        --        --             --         --        131,572    131,572
  Foreign exchange                 --       --          --        --        --             --         (35)        --           (35)
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1998         --       --    41,954,218       4     224,007           --         --       (227,391)    (3,380)
  Shares cancelled and retired     --       --       (35,000)     --        --             --         --          --         --
  Shares repurchased pending
   retirement, still outstanding   --       --          --        --        (265)          --         --          --          (265)
  Net income                       --       --          --        --        --             --         --         36,590     36,590
                                -------  -------  ----------  ------  ----------  -------------  --------  ------------  ---------
Balance, December 31, 1999         --    $  --    41,919,218  $    4  $  223,742  $        --    $    --   $   (190,801) $  32,945
                                =======  =======  ==========  ======  ==========  =============  ========  ============  =========


                  The accompanying notes are an integral part of these consolidated financial statements.


                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                              1999           1998           1997
                                                           ----------     ----------     ----------
Cash flows from operating activities:
  Net income (loss)........................................$   36,590     $  131,572    $   (25,242)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation, amortization and other, net...............        31          5,292          8,406
   Sale of EcoElectrica Project Interest, net of costs.....    (5,000)      (212,746)          --
   Gain on disposition of subsidiaries and assets..........    (4,963)          (170)       (10,036)
   Gain on settlement of accounts payable
    and other income.......................................    (3,891)          --             --
   Accrued and unpaid interest.............................      --             --           15,517
   Deferred benefit for subsidiary losses..................   (25,573)        51,814           --
   Unrealized loss on trading debt securities..............       249           --             --
   Change in assets and liabilities
     excluding special charges:
    Funds in escrow, net...................................       164          1,519          3,224
    Accounts and interest receivable.......................       492          3,213          9,171
    Other assets...........................................      --             --            4,204
    Accounts payable, other accrued liabilities,
     and accrued interest..................................    (1,637)       (36,383)       (16,366)
                                                           ----------     ----------     ----------
      Net cash used in operating activities................    (3,538)       (55,889)       (11,122)

Cash flows from investing activities:
  Investment in trading debt securities....................   (31,637)          --             --
  Capital expenditures.....................................       (64)          --             --
  Net proceeds from sale of subsidiaries and assets........     3,277          7,901         20,877
  Proceeds from sale of EcoElectrica Project Interest......     5,000        233,575           --
  Expenditures on EcoElectrica Project.....................      --             (998)       (10,896)
  Investment in affiliates - Distributions ................      --             --               14
  Investment in Astoria Project............................    (2,249)          --             --
  Investment in Chateaugay OSB Project.....................      (210)          --             --
                                                           ----------     ----------     ----------
      Net cash provided by (used in) investing
       activities..........................................   (25,883)       240,478          9,995

Cash flows from financing activities:
  Repayment of senior secured notes........................      --         (100,000)          --
  Proceeds from other notes payable........................      --             --              503
  Payments on other notes payable..........................    (1,065)          (118)       (11,790)
  Proceeds from Hartford Hospital Project debt.............      --            3,011           --
  Proceeds from EcoElectrica Project loan..................      --             --            2,500
  Repayment of EcoElectrica Project loan...................      --          (27,352)          --
  Stock repurchased for retirement.........................      (239)          --             --
  Payment of PRIDES dividends..............................   (21,408)          --             --
                                                            ----------     ----------     ----------
      Net cash used in financing activities................   (22,712)      (124,459)        (8,787)
                                                           ----------     ----------     ----------

Increase (Decrease) in cash and cash equivalents...........   (52,133)        60,130         (9,914)
  Cash and cash equivalents at beginning of year...........    67,424          7,294         17,208
                                                           ----------     ----------     ----------
  Cash and cash equivalents at end of year.................$   15,291     $   67,424     $    7,294
                                                           ==========     ==========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


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

     On May 29, 1996, the Company's windpower subsidiary, KENETECH Windpower, Inc. ("KWI"), filed for protection under chapter 11 of the Federal Bankruptcy Code and reported an excess of liabilities over its assets. KWI ceased to be accounted for as a consolidated subsidiary of the Company and the Company's consolidated financial statements exclude all KWI activity after that date. On January 27, 1999, KWI's Plan of Reorganization was confirmed by the Bankruptcy Court and became effective, as later amended, on April 8, 1999. Although the Company continues to own the common stock of KWI, the Company believes that it will not realize any value from its remaining interests in KWI other than certain tax attributes. KWI continues to be a member of the Company's consolidated group for income tax purposes.


 2.  SIGNIFICANT ACCOUNTING POLICIES

     Revenues

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

     Project Development Revenues: Project development revenues are recognized as they are earned.

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

     Investments: The Company accounts for investments in trading debt securities in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS 115, the Company's publicly traded debt securities are classified as trading securities.
     Publicly traded securities are stated at their fair value, with the realized and unrealized gains and losses, net of taxes, reported in results of operations.

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


     Depreciation:   The  Company  records   property  and  equipment  at  cost.
     Depreciation is recorded on a straight-line basis over the estimated useful life of the asset.

     Sale of projects and gains or losses on disposition of subsidiaries and assets (net of costs) are recognized at closing, when proceeds are received.

     Interest Expense: Interest is capitalized on independent power plant projects under development or construction and self-constructed assets and totalled zero in 1999, $2,829,000 in 1998, and $2,636,000 in 1997.

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

     Cash Flow Information: Short-term investments purchased with original maturities of three months or less are considered cash equivalents. Cash paid for interest (net of amounts capitalized) was zero in 1999, $44,013,000 in 1998, and $1,052,000 in 1997.

     Comprehensive Income: The Company has adopted Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income," as of
     January 1, 1998. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently has no reportable comprehensive income items.

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company's quarter ending March 31, 2001. The Company does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company currently conforms to the guidance contained in the bulletin.

 3.  KWI BANKRUPTCY AND RELATED SETTLEMENT EXPENSE

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

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


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

     A Settlement Agreement and Release ("Release") was entered into as of May 13, 1998, and approved by the Bankruptcy Court on May 26, 1998, by and among KWI, the Official Committee of Unsecured Creditors appointed in KWI's chapter 11 case (the "Official Committee"), KENETECH, KENETECH Energy Systems, Inc., a wholly-owned subsidiary of KENETECH ("KES"), CNF Industries, Inc., a wholly owned subsidiary of KENETECH, CNF Constructors, Inc., a wholly-owned subsidiary of CNF Industries, Inc. (collectively with CNF Industries, Inc. ("CNF")), and The Bank of New York, in its capacity as successor Indenture Trustee for the Notes (the "Trustee"). In the Release, CNF, KENETECH and the Trustee released, subordinated, or contributed to capital the claims filed by them against KWI in the KWI bankruptcy proceedings. KWI released KENETECH, KES and the Trustee from all claims against those entities filed by KWI, including those for preferential payments prior to the filing of the bankruptcy petition, alter ego claims, and any claim for substantive consolidation. Under the terms of the Release, KES and KENETECH have paid KWI $6.5 million from the proceeds of the sale of the EcoElectrica Project Interest (Note 4).

     A First Amended Plan of Reorganization jointly filed with the Bankruptcy Court by KWI and the Official Committee was confirmed on January 27, 1999 and became effective, as later amended, on April 8, 1999. Claim distributions of approximately $50.0 million were made in 1999 pursuant to the approved plan. Although the Company continues to own the common stock of KWI, the Company believes that it will not realize any value from its remaining interests in KWI other than certain tax attributes. KWI continues to be a member of the Company's consolidated tax group for income tax purposes.


 4.  SALE OF ECOELECTRICA PROJECT INTEREST

     On December 23, 1998, KES sold its indirectly owned 50% equity interest in a partnership that owns a gas-fired cogeneration facility of approximately 540 MW in Penuelas, Puerto Rico (the "EcoElectrica Project") and other associated contract rights (collectively, the "EcoElectrica Project Interest") to Edison Mission Energy, an unrelated party. The EcoElectrica Project also includes a liquefied natural gas import terminal and storage facility, a desalination plant and assorted ancillary facilities. The sale was made pursuant to a Stock Purchase and Assignment Agreement, dated as of December 23, 1998, by and among KES and certain of its affiliates and Edison Mission Energy and one of its affiliates.

     The EcoElectrica Project Interest was sold for cash and assumption of a KES equity funding commitment in the approximate aggregate amount of $247 million. The consideration received for the EcoElectrica Project Interest resulted from an auction solicitation for such interest conducted by KES's and the Company's financial advisor. The proceeds have been used, in part,
     (i) to satisfy and discharge in full, in the amount of approximately $145.5 million, the Company's 12 3/4% Senior Secured Notes due 2002 after acceleration by the Trustee for such notes, on December 23, 1998, of the unpaid principal thereof in the face amount of $100 million, accrued and unpaid interest and fees and expenses, (ii) to pay in full a development loan for the EcoElectrica Project in the approximate amount of $27 million,
     (iii) to pay $6.5 million to KWI, and (iv) to pay costs of sale of the EcoElectrica Project Interest of approximately $13 million.

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


     As a result of the successful conversion of the local tax status of EcoElectrica, L.P., an additional payment of $5 million in cash was received on July 27, 1999. No other proceeds will be received from the sale of the EcoElectrica Project Interest.

     The Company realized net revenues of $212.7 million in 1998 and $5.0 million in 1999 from the sale of the EcoElectrica Project Interest.

5.   DISPOSITION OF SUBSIDIARIES AND ASSETS

     In 1999, the Company recorded approximately $5.0 million of gain relating to the disposition of two partnership interests.

     Chateaugay: The Company, through KES, owned a 50% indirect interest in a partnership (the "Chateaugay Partnership"), which owned a 17.8 MW wood-fired electric generating station developed and constructed by the Company in Chateaugay, New York (the "Chateaugay Project"). The remaining 50% equity interest was owned by affiliates of CMS Generation Company. The Chateaugay Project delivered electric energy to New York State Electric & Gas Corporation under a long-term power purchase agreement. Debt associated with the Chateaugay Project consisted primarily of tax-exempt bonds. In July 1991, the Chateaugay Partnership entered into an agreement with the County of Franklin (New York) Industrial Development Authority (the "Authority") whereby the Authority loaned the Chateaugay Partnership the proceeds of the Authority's Series 1991A Bonds issued in the principal amount of $34,800,000 to finance the construction of the Chateaugay Project. In October 1998, the Chateaugay Partnership and the Authority signed a Cooperation and Termination Agreement with respect to the proposed termination of the power purchase agreement, the payment or defeasance of the Series 1991A Bonds, and the disposition of the Chateaugay Project.

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

     The Company has been released from the Chateaugay Project debt, and the liabilities relating to the Chateaugay Project included in other notes payable of $1,060,000 at December 31, 1998, have been paid in full. The Company received net cash of approximately $2,391,000 and recorded approximately $3,614,000 of gain related to the transaction.

     Dutch Limited: The Company owned a 50% interest in the general partner of a Dutch limited partnership that owned a windplant in the Netherlands. In addition, a subsidiary of the Company had a payable to the co-general partner of the partnership of approximately $1,549,000. On January 14, 1999, the Company transferred its 50% interest in the general partner to its co-general partner, paid $200,000 to the partner and was released from the remainder of the payable. The transaction accounted for approximately $1,349,000 of the gain on the disposition of subsidiaries and assets.

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

                              KENETECH CORPORATION
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


     The gain shown on the income statement for 1998 was generated by receipt of a receivable previously reserved for and the sale of other miscellaneous assets.

 6.  INCOME (LOSS) PER SHARE

     Income (loss) per share amounts were calculated as follows for the years ended December 31, 1999, 1998, and 1997 (in thousands, except for per share amounts).

                                                  Basic and Diluted
                                          ---------------------------------
                                            1999        1998         1997
                                          ---------   ---------   ---------
         Net income (loss)                $  36,590   $ 131,572   $ (25,242)
         Less preferred stock dividends        --        (3,212)     (8,563)
                                          ---------   ---------   ---------
         Net income (loss) used in per
           share calculations             $  36,590   $ 128,360   $ (33,805)
                                          =========   =========   =========
         Weighted average shares used
           in per share calculations         41,944      40,073      36,830
                                          =========   =========   =========
              Net income (loss) per share $    0.87    $   3.20   $   (0.92)
                                          =========   =========   =========

     In 1997,  common stock  equivalents  are not  included in weighted  average
     shares  used  in  the  per  share   calculations   because  they  would  be
     anti-dilutive.

 7.  RELATED PARTY TRANSACTIONS

     The Company had transactions with related parties in the ordinary course of business. Related parties consisted primarily of energy plant investments in which the Company owned partnership interests ranging from less than 1% to 50% with most such investments being 1% or less. Pursuant to contracts to provide power plant management and maintenance, the Company had the following revenues from related parties, after elimination in consolidation of the Company's ownership interest:

                                          1999       1998       1997
                                        --------   --------   --------
                                                (in thousands)

        Maintenance, management fees
          and other                     $     21   $    206   $    167
                                        --------   --------   --------
                                        $     21   $    206   $    167
                                        ========   ========   ========

     In addition, the Company had insignificant transactions with KWI relating to shared services.

 8.  ACCOUNTS RECEIVABLE

     Accounts Receivable: Accounts receivable at December 31, 1999 and 1998 consisted of:
                                           1999       1998
                                         --------   --------
                                           (in thousands)
               Contracts - Billed:
                 Completed contracts     $     --   $  1,905
                 Contracts in progress         --         --
                 Retained                     100         --
               Contracts - Unbilled            --         --
               Operations and other            10         --
               Less: Allowance for
                 doubtful collections          --       (826)
                                         --------   --------
                                         $    110   $  1,079
                                         ========   ========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


9.   SETTLEMENT OF ACCOUNTS PAYABLE AND OTHER INCOME

     In 1999, the Company recognized $942,000 of gains on accounts payable settlements. One transaction resulted in a gain of $924,000 on settlement of a $1,074,000 payable to a German vendor related to the Dutch windplant. The Company recorded other income of $2,900,000 because the Company reduced its accrued liabilities related to various legal matters.

10.  ACTIVE DEVELOPMENT PROJECTS

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented, strand-board project in Chateaugay, New York (the "OSB Project"). The Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand board per year. Construction is anticipated to commence in the second half of 2000. The Company has advanced $210,000 as of December 31, 1999. In exchange for the note, the Company will receive participation distributions. The note is to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement. Repayment of the note is to occur before any participation distributions. Repayment of the note and participation distributions are both dependent upon the ultimate success of the OSB Project.

     Astoria

     In October 1999, the Company entered into funding and participation agreements with Astoria Energy, LLC ("Astoria") to provide funding of up to $3 million for the development of a 1,000 megawatt independent power plant (the "Astoria Project") to be located in Astoria, Queens, New York. The Astoria Project is currently under development and is expected to commence construction in the second half of 2001. The Company has advanced $2.2 million, in the form of a note, as of December 31, 1999. In exchange for the funding, the Company will receive in addition to repayment of the note, certain participation distributions. The note is secured by all property and assets of Astoria. Recovery of the note and participation distributions are both dependent upon the ultimate success of the Astoria Project.

     As of March 15, 2000, the Company has committed to fund a further $2 million toward the development of the Astoria Project.

     Whinash

     In February 2000, the Company agreed to finance up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of March 15, 2000, the Company had advanced $350,000.


11.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1999 and 1998 consisted of:

                                                          1999      1998
                                                        --------  --------
                                                          (in thousands)

        Machinery, equipment and other                  $    128       729
                                                        --------  --------
                                                             128       729
        Less accumulated depreciation                         70       705
                                                        --------  --------
                                                        $     58  $     24
                                                        ========  ========

     Depreciation  expense was $31,000 in 1999, $894,000 in 1998, and $1,481,000
     in 1997.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


12.  BANK LOAN PAYABLE

     On August 30, 1996, the Company entered into a $30,000,000 loan agreement to be used for the development of the EcoElectrica Project. Throughout 1996 and most of 1997, amounts borrowed under this agreement bore interest at the 90 day LIBOR plus 7.5%. This rate was reduced to the 90 day LIBOR plus 5.9% upon the project receiving construction financing in December 1997. The loan was paid in full in December 1998.

13.  OTHER NOTES PAYABLE

     Other notes payable at December 31, 1999 and 1998 were repaid in full in 1999 and 1998.

14.  SENIOR SECURED NOTES PAYABLE

     In December 1992, the Company sold $100,000,000 of 12-3/4% Senior Secured Notes due 2002. The notes were sold at a discount of $1,389,000. Such discount was amortized on the effective yield method through 2002. Interest on these notes was due June 15 and December 15 of each year. The Notes were redeemable, at the option of the Company, beginning December 15, 1998 at 103% of par, and beginning December 15, 1999 at par.

     Under the terms of the note indenture, the Company was restricted from paying cash dividends on its common stock and was required to comply with certain covenants, the most restrictive of which placed limitations on payment of such dividends, repurchasing common stock, incurring additional indebtedness, pledging of assets and advances or loans to affiliates. The indenture provided for an event of default (including the acceleration of the repayment of the Notes) should other debt of the Company be accelerated because such other debt was in default. The Company did not pay the interest due June 15 and December 15, 1998, June 15 and December 15, 1997, June 15 and December 15, 1996 or June 15 and December 15, 1995 and was in default. At December 31, 1997, the debt was classified as a current liability. The Trustee accelerated the obligation to repay the principal and interest under the notes on December 23, 1998 and the Notes were satisfied and discharged in full, including principal, accrued and unpaid interest and fees and expenses, on such date.

15.  STOCKHOLDERS' EQUITY

     PRIDES: In May and June 1994, the Company sold 102,492 shares of 8 1/4%, Preferred Redeemable Increased Dividend Equity Securities (PRIDES), convertible preferred stock, with a stated value of $1,012.50 per share resulting in net proceeds of approximately $99,561,000 after underwriting discount and expenses. Dividends were cumulative from the date of original issuance and payable quarterly in arrears, when and as declared by the Company's board of directors. The voluntary and involuntary liquidation value of each depositary share underlying the PRIDES was equal to the stated value plus unpaid dividends. PRIDES holders had the same voting rights as common stockholders at the rate of 40 votes per depositary share.

     On May 14, 1998, each PRIDES share mandatorily converted into 50 shares of common stock and the right to receive cash equal to all accrued and unpaid dividends out of funds legally available therefor. The Company recorded a liability as of December 31, 1998 for unpaid dividends of approximately $21,408,000.

     On March 23, 1999, the Board of Directors of the Company determined, pursuant to the terms of the Certificate of Incorporation of the Company, to pay cash in an amount equal to all accrued and unpaid dividends on each share of PRIDES, to and including May 14, 1998 (the "Mandatory Conversion Date"), which resulted in a payment of $4.1775 per depositary share. The payment was made on April 14, 1999, to the persons in whose name depositary receipts evidencing depositary shares were registered on the books of the Depositary, Chase Mellon Shareholder Services, L.L.C., on the Mandatory Conversion Date. The total payment by the Company was approximately $21,408,016.

     Stock Options: The Company currently has various stock option plans and programs under which both qualified and non-qualified incentive stock options have been granted. Options authorized and available for grant at December 31, 1999 totaled approximately 6,000,000 shares in addition to options for 548,000 shares granted and outstanding at December 31, 1999.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


      Stock option activity during 1999, 1998 and 1997 was as follows:

                                                                 Exercise
                                                   Options         Price
                                                  ---------   ---------------
      Outstanding December 31, 1996               2,507,000    0.81  -  19.75
        Canceled or expired                        (487,700)   0.81  -  19.75
                                                  ---------
      Outstanding December 31, 1997               2,019,300    0.81  -  19.75
        Canceled or expired                        (582,000)   0.81  -  19.75
                                                  ---------
      Outstanding December 31, 1998               1,437,300    0.81  -  19.75
        Canceled or expired                        (889,300)   0.81  -  19.75
                                                  ---------
      Outstanding December 31, 1999                 548,000    0.81  -  19.75
                                                  =========

     The weighted average exercise price of outstanding options at December 31, 1999 was $1.63. Stock options vest as follows:
                                                                 Exercise
                                                   Shares          Price
                                                  ---------  ----------------
      Currently exercisable                          48,000    9.00  -  19.75
      2000                                              -
      2001                                              -
      2002                                          500,000         0.81
                                                  ---------
                                                    548,000
                                                  =========

     Stock Repurchase: In November 1999, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. The repurchase program was to continue until the Company acquired the 2,000,000 shares or until September 30, 2000. The Company subsequently authorized the repurchase of an additional 2,000,000 shares and extended the repurchase period to December 31, 2000. As of December 31, 1999, the Company had reacquired 401,200 shares at a cost of $265 thousand, also resulting in a decrease of Additional Paid in Capital of $265 thousand. As of March 15, 2000, the Company had reacquired 2,049,400 shares at a cost of $1.34 million. The Company intends to retire all of the repurchased stock.

     The Financial  Accounting  Standards Board (FASB) has issued  Statement No.
     123. "Accounting for Stock-Based Compensation" which is effective for 1996 and subsequent financial statements. SFAS No. 123 requires either recognition of compensation expenses for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations had the Company recognized such expense. The Company has elected the supplemental disclosure option. The pronouncement has no impact on the Company. No options were granted in 1997, 1998, or 1999.

16.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                1999       1998       1997
                                              -------   --------   --------
                                                    (in thousands)
        Current:
          Federal                            $    --    $  1,200   $     --
          State                                   --         100         --
          Foreign                                 --         800         --
                                             --------   --------   --------
                                                  --       2,100         --
                                             --------   --------   --------
        Deferred:
          Federal                             (22,376)    44,042         --
          State                                (3,197)     7,772         --
                                             --------   --------   --------
                                              (25,573)    51,814         --
                                             --------   --------   --------
      Total income tax provision             $(25,573)  $ 53,914   $     --
                                             ========   ========   ========

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


     A reconciliation of the total income tax provision to income taxes calculated at the federal statutory tax rate of 35% is as follows:

                                               1999       1998       1997
                                             --------   --------   ---------
                                                      (in thousands)

     Income (loss) before income taxes       $ 11,017   $ 185,486  $ (25,242)
                                             ========   =========  =========

     Statutory federal income tax
      provision (benefit)                    $  3,856   $  64,920  $  (8,835)
     State income taxes, less
      federal tax provision (benefit)             551       9,274     (1,262)
     Change in valuation allowance             (2,275)     (1,625)    10,097
     Benefit of deconsolidated subsidiary
      losses                                   (4,110)    (18,695)        --
     Reduction of net deferred tax liability
      attributable to deconsolidation of KWI  (23,595)        --          --
     Increase in deferred tax asset of
      $6,528 offset by increase in valuation
      allowance due to true-up adjustment          --         --          --
     Other                                         --          40         --
                                             --------   ---------   --------
     Total income tax provision              $(25,573)  $  53,914   $     --
                                             ========   =========   ========

     As of December 31, 1999 and 1998, the deferred tax balances (excluding those of KWI) consisted of the following:

                                                          1999       1998
                                                        --------   --------
                                                           (in thousands)
      Noncurrent assets:
        Federal and state net operating loss
         and tax credit carryforwards                   $ 26,194   $ 19,666
        Project development costs                             --      2,775
                                                        --------   --------
                                                          26,194      22,441
        Valuation allowance                              (26,194)    (21,941)
                                                        --------   --------
                                                              --        500
      Noncurrent liabilities:
        Other                                                 --       (500)
                                                        --------   --------
                                                              --       (500)
                                                        --------   --------
          Noncurrent deferred tax assets
            (liability), net                            $     --   $     --
                                                        ========   ========

     Deferred income tax assets and liabilities reflect the tax effects of temporary differences between the tax basis of assets and liabilities and the reported amounts of these assets and liabilities for financial reporting purposes. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are more likely than not to not be realized. In 1998, the Company realized significant gains from the sale of the EcoElectrica Project Interest, resulting in the utilization of tax losses for which a valuation allowance had been provided (see Note 4).

                           KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


     The Company recorded tax expense in 1998 primarily relating to the sale of the EcoElectrica Project Interest. In 1999, the Company reduced the balance of the Deferred Benefit for Deconsolidated Subsidiary Losses, resulting in an income tax benefit of $25.6 million. The reduction to the deferred benefit is due to the recognition of additional tax benefits of KWI which are primarily attributable to the KWI bankruptcy distributions.

     The following table summarizes carryforwards (including approximately $75 million of net operating loss carryforward and $14 million in various tax credits attributable to KWI which are not consolidated for financial statement purposes) available for income tax purposes at December 31, 1999 (in thousands):

                                                            Expiration Dates
                                                            -----------------

        Investment tax credits                   $  1,706   2003 through 2005
        Research and development tax credits,
          federal and state                         2,307   2003 and 2008
        California solar tax credits                7,693   Indefinite
        Alternative minimum tax credit              1,875   Indefinite
        Production tax credit                       2,561   2009 through 2012
        Production tax credit                         392   2018
        Net operating loss - federal (subject      46,751   2011
          to limitation)
        Net operating loss - federal (no
          longer subject to limitation)             4,068   2011
        Net operating loss - federal (not          52,226   2012
          subject to current limitation)
        Net operating losses of acquired
          subsidiaries subject to restrictions      2,202   2001 through 2005
        Net operating loss - federal (not
          subject to limitation)                   28,359   2019



17.  TRADING SECURITIES

     The Company held trading securities for the first time during the year ended December 31, 1999. Unrealized losses on trading securities equaled approximately $249,000 at December 31, 1999.

     The Company recorded a $364,000 loss on trading securities for the year ended December 31, 1999, as follows:

                                                                     Loss on
                                                                   Trading Debt
                                                                    Securities
                                                                ---------------
                                                                 (in thousands)

     Unrealized losses                                          $          (249)
     Realized losses                                                       (115)
                                                                ---------------
     Loss included in earnings for the year
      ended December 31, 1999                                   $          (364)
                                                                ===============

     The Company uses specific identification to determine the basis used in the computation of gain or loss on the sale of trading securities.

                              KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 for the years ended December 31, 1999, 1998 and 1997


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                            1999                 1998
                                     -------------------  -------------------
                                               Estimated            Estimated
                                     Carrying    Fair     Carrying    Fair
                                      Amount     Value     Amount     Value
                                     --------  ---------  --------  ---------
                                                  (in thousands)
        Assets:
         Cash and cash equivalents   $ 15,291  $  15,291  $ 67,424  $  67,424
         Funds in escrow                  314        314       478        478
         Accounts receivable              110        110     1,079      1,079
         Trading debt securities       31,388     31,388        --         --
         Interest receivable              464        464        --         --

        Liabilities:
         Chateaugay Project Debt           --         --    15,620     15,620
         Other notes payable                6          6     1,071      1,071

     Estimated  fair  values  are  based  upon   reasonable   estimates,   using
     independent sources whenever possible.

     Trading debt securities are carried at fair value. All other instruments are carried at cost which approximates fair value because they are short-term in nature.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

19.  PREFERRED STOCK RIGHTS

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

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


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

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997

20.  COMMITMENTS AND CONTINGENCIES

     PRIDES Litigation: On May 6, 1998, plaintiffs, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P., filed a Verified Complaint for Declaratory Judgment and Injunctive Relief, in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs alleged that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "PRIDES") of the Company, that mandatorily converted, on May 14, 1998, into Common Stock, par value $0.0001 per share ("Common Stock") of the Company.

     Plaintiffs filed an amended complaint on July 7, 1998. Generally, the amended complaint alleged that the Company was currently in liquidation and was in liquidation prior to May 14, 1998, that the plaintiffs were entitled to receive the liquidation preference of $1,012.50 per share set forth in the Certificate of Designations, Preferences, Rights and Limitations of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock (the "Certificate of Designations") in any distribution of assets the Company might make notwithstanding that the PRIDES mandatorily converted and ceased to be outstanding on May 14, 1998, and that the Company breached an implied covenant of good faith and fair dealing under the Certificate of Designations. Plaintiffs sought, among other things, (i) a declaration that they were entitled to receive the liquidation preference in any distribution of assets before any distribution was made to holders of Common Stock and that the mandatory conversion of the PRIDES did not operate to eliminate their right to receive the liquidation preference, (ii) related injunctive relief, and
     (iii) other unspecified damages.

     A bench trial in the action was held February 16-19, 1999 before the Court of Chancery. On October 13, 1999, the Court entered judgment in favor of the Company on all counts and denied the relief requested by plaintiffs. The Court of Chancery subsequently vacated the Temporary Restraining Order previously entered in the action that restrained the Company from making payments from the proceeds of the sale of the EcoElectrica Project Interest in satisfaction of any obligations not previously disclosed in the Company's 10-K or 10-Q or their attached exhibits (except to the extent necessary for ordinary, customary and reasonable expenses) without first providing five business days advance notice to plaintiffs. On October 26, 1999, plaintiffs filed a Notice of Appeal with the Delaware Supreme Court. Oral argument at the Delaware Supreme Court is scheduled for April 4, 2000. The Company intends to defend the appeal vigorously.

     Federal Stockholders' Class Action: On September 28, 1995, a class action complaint was filed against the Company and certain of its officers and directors (namely, Stanley Charren, Maurice E. Miller, Joel M. Canino and Gerald R. Alderson), in the United States District Court for the Northern District of California, alleging federal securities laws violations. On November 2, 1995, a First Amended Complaint was filed naming additional defendants, including underwriters of the Company's securities and certain other officers and directors of the Company (namely, Charles Christenson, Angus M. Duthie, Steven N. Hutchinson, Howard W. Pifer III and Mervin E. Werth). Subsequent to the Court's partial grant of the Company's and the underwriter defendants' motions to dismiss, a Second Amended Complaint was filed on March 29, 1996. The amended complaint alleged claims under sections 11 and 15 of the Securities Act of 1933, and sections 10(b) and 20(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged misrepresentations and omissions in the Company's public statements, on behalf of a class consisting of persons who purchased the Company's Common Stock during the period from September 21, 1993 (the date of the Company's initial public offering) through August 8, 1995 and persons who purchased the Company's PRIDES (depository shares) during the period from April 28, 1994 (the public offering date of the PRIDES) through August 8, 1995. The amended complaint alleged that the defendants misrepresented the Company's progress on the development of its latest generation of wind turbines and the Company's future prospects. The amended complaint sought unspecified damages and other relief.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997

     The Court certified a plaintiff class consisting of all persons or entities who purchased Common Stock between September 21, 1993 and August 8, 1995 or depository shares between April 28, 1994 and August 8, 1995, appointed representatives of the certified plaintiff class, appointed counsel for the certified class and certified a plaintiff and defendant underwriter class as to the section 11 claim.

     On August 9, 1999, the Court granted defendants' motion for summary judgment and ordered that plaintiffs take nothing and that the action be dismissed on its merits. The plaintiffs have appealed the Court's order. The Company intends to defend the appeal vigorously.

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleges that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages are alleged to be in excess of $1,121,305. On April 13, 1999, the Company filed a Motion to Dismiss for lack of personal jurisdiction and also filed a Request to Revise. A hearing on the Motion and Request is pending. The Company intends to defend this action vigorously.

     Annual Meeting Litigation: On July 30, 1999, Campus, LLC and Joseph A. Wagda filed a complaint against the Company and its Directors (namely, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson) in the Court of Chancery of the State of Delaware In and For New Castle County. The plaintiffs in this action purport to be stockholders of the Company. The Complaint alleges, among other things, that plaintiffs were deprived of the opportunity to nominate directors for election at the Company's annual meeting which took place on August 18, 1999. Plaintiffs are seeking, among other things, (i) a declaration that the annual meeting was illegally and inequitably scheduled and that any actions taken at the annual meeting are null and void, and (ii) an order requiring the defendants to schedule a meeting, allowing stockholders an opportunity to nominate directors, file solicitation materials with the Securities and Exchange Commission and conduct a proxy solicitation. The litigation has been stayed by agreement of the parties. In the event that the litigation resumes, the Company intends to defend this action vigorously.

     Other: The Company is also a party to various other legal proceedings normally incident to its business activities. The Company intends to defend itself vigorously against these actions.

     The  Company   does  not  believe   that  the   ultimate   outcome  of  the
     above-described matters will have a material adverse effect on the Company's financial position.

     Lease Commitments: The Company leases approximately 2,400 square feet of office space in San Francisco, CA. The associated lease commitment is approximately $75,000 annually, expiring on September 30, 2001.

                             KENETECH CORPORATION
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998 and 1997


21.  QUARTERLY INFORMATION (UNAUDITED)

     Unaudited quarterly information for 1999 and 1998 was as follows (in thousands, except per share amounts):

                                Year Ended December 31, 1999 -Quarters
                                 First     Second     Third     Fourth
                                -------   --------   -------   -------
     Total revenues             $   431   $     --   $ 5,000   $    --
     Gross margin                   375         --     5,000        --
     Net income                   3,642      1,188    27,356     4,404
     Per common share:
      Basic & Diluted
      - net income              $  0.09   $   0.03   $  0.65   $  0.11

                                Year Ended December 31, 1998 - Quarters
                                 First     Second     Third     Fourth
                                -------   --------   -------   --------
     Total revenues             $ 3,487   $ 1,352    $    16   $247,066
     Gross margin                    53        25         16    212,812
     Net income (loss)           (4,765)   (5,173)    (5,787)   147,297
     Per common share:
      Basic & Diluted
      - net income (loss)       $ (0.19)  $ (0.16)   $ (0.14) $    3.51

22.  SUBSEQUENT EVENTS

     On February 2, 2000, plaintiffs Robert L. Kohls and Louise A. Kohls filed two actions in the Court of Chancery of the State of Delaware In and For New Castle County, against defendants the Company, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson. Plaintiffs filed amended complaints on February 23, 2000.

     Plaintiffs allege that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "PRIDES") of the Company, that mandatorily converted, on May 14, 1998, into common stock, par value $0.0001 per share ("Common Stock"), of the Company.

     The first action is purportedly brought as a class action on behalf of the named plaintiffs and all other persons who owned the PRIDES as of May 13, 1998, and plaintiffs allege, among other things, that defendants breached the terms of the Company's Certificate of Designations, Preferences, Rights and Limitations under which the PRIDES were issued and breached their fiduciary duty to protect the interests of the holders of the PRIDES prior to the PRIDES mandatory conversion. Plaintiffs are seeking, among other things, (i) certification of the action as a class action, (ii) a declaration that the holders of PRIDES are entitled to be paid a liquidation preference of up to $1,012.50 per share of PRIDES, and (iii) a judgment that the defendants are liable to the PRIDES holders in an amount up to $1,012.50 per share.

     The second action is purportedly brought as a derivative action on behalf of the Company and plaintiffs generally allege that the purchase of the Company's Common Stock by defendant Mark D. Lerdal in December 1997 was a corporate opportunity and that such Common Stock should have been instead purchased by the Company. Plaintiffs are seeking, among other things, (i) a declaration that the purchase of the Common Stock by defendant Lerdal constituted the taking of a corporate opportunity and is null and void,
     (ii) and an order requiring defendant Lerdal to transfer the Common Stock to the Company for the consideration he paid, and (iii) to the extent the Common Stock may not be transferred to the Company, damages for the fair value of the Common Stock.

     The defendants moved to dismiss both actions on March 20, 2000. The Company intends to defend each of these actions vigorously.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------

     Not applicable.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     Directors and Executive Officers of the Company as of March 15, 2000, their ages and their present titles:

          Name                     Age       Position
          ----                     ---       --------

          Charles Christenson      69        Director
          Mark D. Lerdal           41        Chairman of the Board of Directors,
                                              Chief Executive Officer and
                                              President
          Gerald R. Morgan, Jr.    37        Director
          Michael D. Winn          37        Director
          Dianne P. Urhausen       42        General Counsel, Vice President and
                                              Corporate Secretary

     BIOGRAPHICAL INFORMATION

     KENETECH Corporation, a Delaware corporation, was formed in 1986 as a holding company of KENETECH Windpower, Inc. (formerly, U.S. Windpower, Inc.). References to KENETECH are, prior to 1986, references to KENETECH Windpower, Inc.

     CHARLES CHRISTENSON is the Royal Little Professor of Business Administration, Emeritus, at the Harvard University Graduate School of Business Administration and has served as a Director of KENETECH since January 1980. He is also a director of Profile Technologies, Inc., a public company. In the past, he was Deputy for Management Systems in the Office of the Assistant Secretary of the Air Force, and held a variety of teaching and administrative positions at the Harvard University Graduate School of Business Administration. He received his B.S. from Cornell University and his M.B.A. and D.B.A. from Harvard University. He is a Class I Director.

     MARK D. LERDAL has served as a Director of KENETECH since March 1996 and as Chief Executive Officer and President since April 1996. He was elected as Chairman of the Board of Directors in August 1999. He served as Vice President and General Counsel of KENETECH from April 1992 until March 1996. He received his A.B. from Stanford University and his J.D. from Northwestern University School of Law. He is a Class III Director.

     GERALD R. MORGAN, JR. has served as a Director of KENETECH since August 1999. He is the Chief Operating Officer of Francisco Partners, L.P., a private partnership focused on technology buyouts. Previously, Mr. Morgan served in various capacities for Security Capital Group and affiliates, including Senior Vice President, Corporate Finance, and Chief Financial Officer for Security Capital European Realty. He received his B.S. from Stanford University and his M.B.A from Stanford University Graduate School of Business. He is a Class II Director.

     MICHAEL D. WINN has served as a Director of the Company since November 1999. He is the President and a Director of Terrasearch Inc., a financial consulting company. He is also a Director and Officer of Sanu Resources Inc., a mineral exploration company, and a Manager of MDW Associates, LLC, a private investment partnership. Prior to forming Terrasearch Inc., he was a financial analyst for a Southern California based brokerage firm covering the oil and gas sector. He received his B.S. from the University of Southern California. He is a Class I Director.

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

     Each officer is generally elected to hold office until the next Annual Meeting of the Company's Board of Directors. Directors are generally elected for a three-year term.

     Mark D. Lerdal was a director and executive officer of KENETECH Windpower, Inc. within the two-year period prior to KENETECH Windpower, Inc.'s chapter 11 filing in the United States Bankruptcy Court.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and persons owning more than ten percent of the Company's stock are required by the SEC's regulations to furnish the Company with copies of all
     Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its executive officers, directors and owners of more than ten percent of the Company's stock were complied with.

Item 11.    Executive Compensation
----------------------------------

     Each Director of the Company receives a quarterly retainer of $6,000 (see also footnote 1 to Summary Compensation Table).

     The following table sets forth, for the fiscal years ended December 31, 1999, 1998, and 1997, all compensation, for services rendered in all capacities to the Company, awarded to, earned by or paid to (i) all individuals serving as Chief Executive Officer during 1999, (ii) the most highly compensated executive officers of the Company in addition to the Chief Executive Officer who were serving as executive officers at the end of 1999, and (iii) the two former executive officers of the Company for whom disclosure would have been provided but for the fact such individuals were not serving as executive officers at the end of 1999.


                                           SUMMARY COMPENSATION TABLE
================================================================================================================
                                                                            Long-Term
                                                                           Compensation   All Other Compensation
                                         Annual Compensation                  Awards      ($)(3)(4)
                             -------------------------------------------   ------------   ----------------------
                                                                            Securities
                                                             Other Annual   Underlying
Name                                                         Compensation    Options
  Principal Position         Year    Salary       Bonus         ($)(1)        (#)(2)
==========================   ----   ---------   ---------    ------------  ------------   ----------------------
Mark D. Lerdal               1999   $ 423,861   $  350,000(5) $    24,000              -   $                1,152
  Chairman of the Board,     1998   $ 443,189   $  250,000(5) $    23,500              -   $                1,152
  Chief Executive Officer,   1997   $ 401,295   $  250,000    $    21,500              -   $            1,165,071
  and President
==========================   ----   ---------   ----------    -----------   ------------   ----------------------
Michael U. Alvarez (6)       1999   $ 214,377   $  191,360              -              -   $                    -
  Vice President, Chief      1998   $ 382,005   $2,887,980              -              -   $                1,388
  Financial Officer and      1997   $ 351,134   $  364,920              -              -   $                1,388
  Assistant Secretary
==========================   ----   ---------   ----------    -----------   ------------   ----------------------
Andrew M. Langtry            1999   $ 106,226   $   49,750              -              -   $                    -
  Corporate Controller       1998   $  88,125   $   22,263              -              -   $                    -
  and Chief Accounting       1997   $ 103,275   $   10,000              -              -   $                    -
  Officer
==========================   ----   ---------   ----------    -----------   ------------   ----------------------

Dianne P. Urhausen           1999   $ 129,249   $  160,000              -              -                        -
  Vice President,            1998   $ 132,548   $   40,000              -              -                        -
  Corporate Secretary        1997   $  75,243   $   37,901              -              -                        -
  and General Counsel
==========================   ----   ---------   ----------    -----------   ------------   ----------------------
Mervin E. Werth (6)          1999   $  38,522   $  331,250              -              -   $               31,250
  Controller, Chief          1998   $ 139,645   $  100,000              -              -                        -
  Accounting Officer and     1997   $ 125,405   $        -              -              -                        -
  Asst. Treasurer
==========================   ----   ---------   ----------    -----------   ------------   ----------------------

(1)  Includes $24,000 in 1999, $23,500 in 1998, and $21,500 in 1997 for director's fees for Mark D. Lerdal.
(2)  Shares of Common Stock subject to stock options  granted  during the fiscal year.  No stock appreciation rights were granted during 1999, 1998 or 1997.
(3)  Includes $1,152 for 1999, 1998, and 1997 for insurance premiums paid by the Company with respect to term life insurance for the benefit of Mark D. Lerdal and $1,388 in 1998 and 1997 for Michael U. Alvarez, respectively, and a pre-paid severance payment in 1997 of $1,163,919 for Mark D. Lerdal. Also includes a severance payment of $31,250 for Mr. Werth.
(4)  Mr.  Lerdal, Mr. Werth, the other  defendants  and  KENETECH  Corporation  are  jointly represented by the same respective counsel in the Federal Stockholders' Class Action, the Annual Meeting Litigation and Delaware Stockholders' Class and
     Derivative Litigation described in Item 3 to this 10-K.  A portion of counsel's legal fees have been paid by the  Company, however, such fees have not been apportioned  among the individual defendants.
(5)  Includes a bonus of $350,000 earned for 1999 and $250,000 for 1998 for Mr. Lerdal.  Such bonuses were approved by the
     Board of Directors and paid in 2000.
(6)  Mr. Alvarez's employment agreement expired March 23, 1999 and Mr. Werth entered into a separation agreement effective
     March 31, 1999.


     No options or stock appreciation rights were awarded to the Chief Executive Officer or the named executive officers of the Company during the fiscal year ended December 31, 1999.

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999, with respect to the Chief Executive Officer and the named executive officers of the Company. No stock appreciation rights were outstanding during such fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
==================================================================================================================
                                                         Number of Securities            Value of Unexercised
                         Shares                     Underlying Unexercised Options       In-the-Money Options
                      Acquired on      Value              At Fiscal Year-End              At Fiscal Year-End
Name                  Exercise (#)   Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable (1)
===================   ------------   ------------   ------------------------------   -----------------------------
Mark D. Lerdal                   -              -                        -/500,000                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Michael U. Alvarez               -              -                              -/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Andrew M. Langtry                -              -                              -/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Dianne P. Urhausen               -              -                              -/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------
Mervin E. Werth                  -              -                              -/-                             -/-
===================   ------------   ------------   ------------------------------   -----------------------------


(1)  The exercise price of all options exceeds the market price of the underlying shares at December 31, 1999.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, Messrs. Christenson, Duthie (1), Morgan and Winn served as members of the Compensation Committee of the Company. No member of the Compensation Committee has ever been an officer or employee of the Company. Mr. Lerdal and Ms. Urhausen may have attended meetings of the Committee, but were not present during deliberations or discussions regarding his or her own compensation.

     Mr. Winn is the president, sole director and sole stockholder of Terrasearch, Inc. Terrasearch entered into a Consulting Agreement with the Company on January 1, 2000. Pursuant to the terms of the Consulting Agreement, Terrasearch will be paid a yearly consulting fee of $225,000, plus expenses through December 31, 2000. The Agreement will automatically renew for a one-year period unless either party gives notice of its intent not to renew. In connection with the Consulting Agreement, the Company also issued Terrasearch warrants to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The warrants become exercisable on January 1, 2002 and expire December 31, 2005.

(1) Angus M. Duthie did not stand for re-election to the Board of Directors at the 1999 Annual Stockholder Meeting.

     EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     KENETECH, KENETECH Energy Systems, Inc. and certain direct or indirect wholly-owned subsidiaries entered into an Employment Agreement with Mr. Alvarez that became effective December 1, 1997 (such agreement superseded Mr. Alvarez's prior employment agreement). The Employment Agreement provided that Mr. Alvarez was to be employed (unless terminated for cause) at his annual base salary of $350,000 until the later of (i) December 31, 1998, (ii) 90 days following the sale of the Company's interests in the EcoElectrica Project, or (iii) the date on which all payments under the Agreement had been made. Accordingly, Mr. Alvarez's Employment Agreement expired March 23, 1999. Under the terms of the Employment Agreement, Mr. Alvarez was paid a bonus in 1997 upon the closing of the construction financing for the EcoElectrica Project, and a bonus in 1998 from the proceeds of the sale of the EcoElectrica Project Interest (see Summary Compensation Table). Mr. Alvarez also received a bonus in 1999 from the proceeds of the sale of the Chateaugay Project and other bonuses in 1997 and 1998 from the proceeds of the sale of certain other assets of KES.

     The Company entered into an Employment Agreement with Mr. Lerdal on April 1, 1996. Mr. Lerdal's initial employment period ran for a period of three years ending March 31, 1999 and the Agreement was automatically renewed for a one-year period. Pursuant to the terms and conditions of the Agreement, Mr. Lerdal (i) received a bonus of $100,000 upon execution of the Agreement, (ii) received a minimum annual base salary of $400,000 (subject to yearly adjustment), (iii) was eligible to receive an annual bonus of up to 25% of his base salary, and (iv) was eligible to earn additional bonuses of up to $450,000 upon the occurrence of certain stated objectives. All of the objective payments have been earned including the $250,000 paid as a bonus in 1997. In the event of Mr. Lerdal's involuntary termination (other than for cause) including non-renewal of the employment period, he would receive a severance payment equal to two years base salary plus health care and life insurance coverage for an additional two years. In the event of Mr. Lerdal's involuntary termination or resignation within six months of a Change in Control, Mr. Lerdal would receive a lump sum payment equal to one year's salary in addition to the payments set forth in the immediately preceding sentence. The severance provisions of the Agreement were paid in March 1997. Mr. Lerdal has given the Company notice of his intent not to renew the Agreement. The Agreement will expire by its terms on March 31, 2000, and effective April 1, 2000, Mr. Lerdal will be an at-will employee with an annual base salary of $250,000.

     The Company and Mr. Langtry entered into a Retention Agreement on April 1, 1999 that provided that Mr. Langtry would be paid his annual base salary of $95,000 until the Agreement expired on September 30, 1999. Under the terms of the Agreement, after September 30, 1999, Mr. Langtry continued to be employed by the Company as an at will employee, his annual base salary was raised to $120,000 and he was paid a bonus in the amount of $36,250 on December 31,1999. If Mr. Langtry is discharged (other than as a result of a termination for cause) he will receive a lump sum severance payment in the amount of $72,500.

     Ms. Urhausen and the Company entered into an Employment Agreement on December 22, 1998, that provided that Ms. Urhausen was to be employed (unless terminated for cause) at her annual base salary of $160,000 for the one-year period beginning January 1, 1999. Under the terms of the Employment Agreement, if Ms. Urhausen's employment with the Company ceased for any reason during the term of the Agreement she was to receive a lump sum severance payment equal to $160,000. If Ms. Urhausen's employment did not cease, on each of March 31, June 30, September 30 and December 31, 1999, she was to receive a quarterly payment of $40,000 and the severance payment was to be reduced by any quarterly payment made (see Summary Compensation Table).

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

     Under the Automatic Option Grant Program, each person who was a director at the time of the Company's initial public offering, received at the commencement of such offering, and each new director thereafter was, at the time he or she became a director, to receive an automatic option grant for 5,000 shares of Common Stock. In addition, at each annual stockholders' meeting, beginning with the 1994 annual meeting, each person who had been a director for at least six months was to be granted an option to purchase 1,000 shares of Common Stock. If more than 50% of the outstanding Common Stock were to be acquired in a hostile tender offer, each option granted under the Automatic Option Grant Program that has been outstanding for at least six months is to be automatically converted into the right to receive from the Company the excess of the tender offer price over the option price. No grants under the Automatic Option Grant Program have been made since 1995 and this part of the Plan has been discontinued.

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

     LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Restated Certificate of Incorporation limits, to the maximum extent permitted by Delaware law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. Delaware law does not permit a corporation to eliminate a director's duty of care, nor does it permit elimination of liability for monetary damages for breach of a director's duty of loyalty. Further, the provisions of the Company's Restated Certificate of Incorporation have no effect on the availability of equitable remedies such as injunction or rescission for a breach of a director's duty of care. The Company's Restated Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. Some current and former Directors and Officers of the Company have entered into employment agreements or severance agreements that provide that the indemnification provisions for directors and officers under the Company's Restated Bylaws (to the maximum extent permitted by law) and/or insurance coverage will be extended to such Director or Officer following termination of his or her employment with respect to matters occurring during his or her employment period.

     Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of the fact that he was director, officer, employee or agent of the corporation or was serving at the request of the corporation as a director, officer, employee or agent of another enterprise against expenses actually and reasonably incurred by him in connection with such action, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action, had no reasonable cause to believe was unlawful.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth certain information to the knowledge of the Company regarding the beneficial ownership of the Company's Common Stock as of March 15, 2000 for (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock, (ii) each of the Company's directors, the Chief Executive Officer and the named executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     ===============================================================================================
                                                         Number of Shares
                                                          Of Common Stock          Percentage of
     Beneficial Owners (1)                            Beneficially Owned (2)   Shares Outstanding (3)(4)
     ==============================================   ----------------------     ------------------
     Charles Christenson                                               67,000                   *
     ===============================================   ----------------------    ------------------
     Mark D. Lerdal                                                11,365,458          28.5% Common
     ===============================================   ----------------------    ------------------
     Gerald R. Morgan, Jr.                                            115,000                   *
     ===============================================   ----------------------    ------------------
     Michael D. Winn                                                   50,000                   *
     ===============================================   ----------------------    ------------------
     Andrew M. Langtry                                                      -                   *
     ===============================================   ----------------------    ------------------
     Dianne P. Urhausen                                                35,000                   *
     ===============================================   ----------------------    ------------------
     Michael U. Alvarez (5)                                             1,441                   *
     ===============================================   ----------------------    ------------------
     Mervin E. Werth (5)                                                    -                   *
     ===============================================   ----------------------    ------------------
     All Directors and Executive Officers as a Group               11,633,899          29.1% Common
     ===============================================   ----------------------    ------------------

     (1)  Information for beneficial owners of 5% or more of the Company's Common Stock is reported from and as of the date of such owner's latest Schedule 13D or 13G (as amended) provided to the Company.
     (2)  Except as otherwise specifically noted, the number of shares stated as being beneficially owned includes
          (a)  all options under which officers or directors could acquire common stock currently and within 60 days following
               March 15, 2000, (i.e., Charles Christenson (47,000 shares) and all directors and officers as a group
               (47,000 shares)), and
          (b)  shares believed by the Company to be held beneficially by spouses.
          The inclusion of shares herein, however, does not constitute an admission that the persons named as stockholders are direct or indirect beneficial owners of such shares.
     (3) * Does not exceed one percent of the class so owned.
     (4)  The percentages are calculated based on the amount of outstanding shares, excluding the shares held by the Company pursuant to its stock repurchase program.
     (5)  Mr. Alvarez's employment agreement expired March 23, 1999 and Mr. Werth entered into a separation agreement effective
          March 31, 1999.


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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     All of the defendant current and former officers and directors and the Company are jointly represented by the same respective counsel in the Federal Stockholders' Class Action, the Annual Meeting Litigation and the Delaware Stockholders' Class and Derivative Litigation described in Item 3 to this 10-K. A portion of such counsels' legal fees has been paid by the Company, however, such fees have not been apportioned among the individual defendants.

     Terrasearch Inc., the president, sole director, and sole stockholder of which is Michael D. Winn, a Director of the Company, entered into a Consulting Agreement with the Company on January 1, 2000. Pursuant to the terms of the Consulting Agreement, Terrasearch will be paid a yearly consulting fee of $225,000, plus expenses through December 31, 2000. The Agreement will automatically renew for a one-year period unless either party gives notice of its intent not to renew. In connection with the Consulting Agreement, the Company also issued Terrasearch warrants to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The warrants become exercisable on January 1, 2002 and expire December 31, 2005.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1)FINANCIAL STATEMENTS

       The  consolidated   financial  statements  of  KENETECH  Corporation  are
       included in Part II, Item 8 as follows:


       KENETECH Corporation Consolidated Financial Statements            Page
       ------------------------------------------------------           ------

            Independent Auditors' Reports                                 16

            Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998, and 1997                             17

            Consolidated Balance Sheets, December 31, 1999 and 1998       18

            Consolidated Statements of Stockholders' Equity (Deficiency)
            for the years ended December 31, 1999, 1998 and 1997          19

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997                              20

            Notes to Consolidated Financial Statements                  21 - 35


(a) (2)KENETECH Corporation Financial Statement Schedules
       --------------------------------------------------

            I.    Valuation and Qualifying Accounts for the years ended
                  December 31, 1999, 1998 and 1997                        51

       Financial statements and supplemental schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

(a)(3) EXHIBITS - All of the Exhibits (except 21.1, 27, 10.61 and 10.62) listed below were previously filed with Registration Statements or Reports on Form 10-K or 10-Q of KENETECH Corporation as specified below.

Number                        Description
3  ARTICLES OF INCORPORATION AND BYLAWS
3.1(13)  Restated  Certificate   of   Incorporation   of  KENETECH   Corporation
   ("KENETECH").
3.2(10) Restated Bylaws of KENETECH,  as amended  November 16, 1995 and February
     27, 1997.

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

     SEVERANCE AGREEMENTS

10.57(12) Separation Agreement and Mutual Release, dated as of March 31, 1999, among KENETECH Corporation, KENETECH Energy Systems, Inc., and certain subsidiaries and Aaron T. Samson.

10.58(12) Separation Agreement and Mutual Release, dated as of March 31, 1999, among KENETECH Corporation, KENETECH Energy Systems, Inc., and certain subsidiaries and Scott J. Taylor.

10.59(12) Separation Agreement and Mutual Release, dated as of March 31, 1999, among KENETECH Corporation and Mervin E. Werth.

     SALE AGREEMENTS

10.60(12) Stock purchase and Assignment Agreement, December 23, 1998, among KES, certain subsidiaries and EME.

     EMPLOYMENT AGREEMENTS

10.61 Retention  Agreement,   dated  as  of  April  1,  1999,  between  KENETECH
     Corporation and Andrew M. Langtry.

10.62 Employment Agreement, dated as of December 22, 1998, between KENETECH Corporation and Dianne P. Urhausen.

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

(11) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on March 30, 1998.
(12) Incorporated by reference to Form 10-K, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on March 31, 1999.
(13) Incorporated by reference to Form 10-Q, File No. 33-53132, filed with the Securities and Exchange Commission by the Registrant on May 17, 1999.

(b)  Reports on Form 8-K:

     The Registrant filed a Report on Form 8-K, on October 14, 1999, reporting the ruling in favor of the Registrant on all counts in the PRIDES litigation described in Item 3 of this Form 10-K.

     The Registrant filed a Report on Form 8-K on November 24, 1999, reporting the commencement of the Registrant's Common Stock buy-back program.

(c)  Exhibits:

     Other than items 21.1, 27, 10.61, and 10.62 the documents and agreements listed in Item 14(a)(3) have been previously filed with the Securities and Exchange Commission and are hereby incorporated by reference.

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


                               KENETECH Corporation




                               By:
                                       Mark D. Lerdal
                               Chairman of the Board, Chief Executive Officer,
                                 and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

           Signature               Title                         Date
       /s/ Mark D. Lerdal          Chairman of the Board,        March 28, 2000
                                    Chief Executive Officer,
                                    and President



           Mark D. Lerdal


       /s/ Andrew M. Langtry        Corporate Controller and     March 28, 2000
                                     Chief Accounting Officer



           Andrew M. Langtry


       /s/ Charles Christenson      Director                     March 28, 2000



           Charles Christenson


       /s/ Gerald R. Morgan, Jr.    Director                     March 28, 2000



           Gerald R. Morgan, Jr.


       /s/ Michael D. Winn          Director                     March 28, 2000



           Michael D. Winn

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                    Balance   Charged to                Balance
                                   Beginning    Costs &   Deductions    at End
Description                        of Period   Expenses       (1)     of Period
-----------                        ---------  ----------  ----------  ---------
Warranty reserves:
   Year ended December 31, 1997    $       -  $        -  $        -  $       -
   Year ended December 31, 1998            -           -           -          -
   Year ended December 31, 1999            -           -           -          -

Project development allowance (1):
   Year ended December 31, 1997    $   1,557  $     1,943 $        -  $   3,500
   Year ended December 31, 1998        3,500        3,500          -          -
   Year ended December 31, 1999            -            -          -          -

Allowance for doubtful accounts:
   Year ended December 31, 1997    $       -  $     1,546 $        -  $   1,546
   Year ended December 31, 1998        1,546          720          -        826
   Year ended December 31, 1999            -            -          -          -

---------------
     (1)  Deducted from power plants under development.