Form 10-Q
period 2000-03-31
KENETECH CORP
filed 2000-05-15
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                or

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
398-3825

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On May 5, 2000, there were 39,553,918 shares of the issuer's Common Stock, $.0001 par value outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              quarterly periods ended March 31, 2000 and 1999                  4

            Consolidated Balance Sheets, as of March 31, 2000 and
              December 31, 1999                                                5

            Consolidated Statement of Stockholders' Equity for the
              quarterly period ended March 31, 2000                            6

            Consolidated Statements of Cash Flows for the quarterly
              periods ended March 31, 2000 and 1999                            7

            Notes to Consolidated Financial Statements                      8-16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        17-20

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            21



                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   22

Item 5.  Other Information.                                                   22

Item 6.  Exhibits and Reports on Form 8-K.                                    22

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the quarterly periods ended March 31, 2000 and 1999
               (unaudited, in thousands, except per share amounts)

                                                       March 31,      March 31,
                                                         2000           1999
                                                       ---------      ---------
Revenues:
  Construction services ............................   $      --      $     410
  Maintenance, management fees and other ...........          --             21
                                                       ---------      ---------
    Total revenues .................................          --            431

Costs of revenues:
  Construction services ............................          --             56
                                                       ---------      ---------

    Total costs of revenues ........................          --             56

Gross margin .......................................          --            375

Project development and marketing expenses .........           2             61
General and administrative expenses ................         790          2,161
                                                       ---------      ---------

Loss from operations ...............................        (792)        (1,847)

Interest income ....................................         633            830
Loss on trading debt securities ....................         (54)            --
Gain on disposition of subsidiaries and assets .....          --          4,597
Other income .......................................         281             62
                                                       ---------      ---------

Income before taxes ................................          68          3,642
Income tax expense .................................          --             --
                                                       ---------      ---------

      Net income ...................................   $      68      $   3,642
                                                       =========      =========

Net income per common share:  Basic and Diluted        $    0.00      $    0.09

Weighted average number of common shares used in
 computing per share amounts:  Basic and Diluted          41,919         41,954



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------  -----------
Current assets:
   Cash and cash equivalents .........................   $   5,984  $    15,291
   Funds in escrow ...................................         278          314
   Accounts receivable ...............................          10          110
   Trading debt securities ...........................      36,077       31,388
   Interest receivable ...............................         556          464
                                                         ---------  -----------
Total current assets .................................      42,905       47,567

Project development advances ........................        4,764        2,451
Property, plant and equipment, net ...................          50           58
Other assets .........................................          54           21
                                                         ---------  -----------
      Total assets ...................................   $  47,773  $    50,097
                                                         =========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................   $     855   $      937
   Accrued liabilities ...............................       3,607        4,580
   Current taxes payable .............................         129          130
   Other notes payable ...............................          --            6
   Accrued stock repurchase obligation ..............           --           26
                                                         ---------   ----------
     Total current liabilities .......................       4,591        5,679

Accrued liabilities ..................................         943        1,168
Deferred benefit for deconsolidated subsidiary losses.      10,305       10,305
                                                         ---------   ----------
    Total liabilities ................................      15,839       17,152

Commitments and contingencies

Stockholders' equity:
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 41,919,218 issued and outstanding
   at March 31, 2000, and December 31, 1999,
   repurchased for retirement still outstanding
   2,059,000 at March 31, 2000, 401,200 at December 31,
   1999 - 2,049,400 and 315,900 shares subsequently
   retired on April 14 and May 3, 2000, respectively..           4            4
   Additional paid-in capital ........................     222,663      223,742
   Accumulated deficit ...............................    (190,733)    (190,801)
                                                         ---------   ----------
    Total stockholders' equity .......................      31,934       32,945
                                                         ---------   ----------
      Total liabilities and stockholders' equity......   $  47,773   $   50,097
                                                         =========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                    KENETECH CORPORATION
                                    --------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  for the quarterly period ended March 31, 2000
                 (unaudited, in thousands, except share amounts)


                                Common Stock      Additional
                                                  Paid-In      Accumulated
                              Shares      Amount  Capital      Deficit      Total


Balance, December 31, 1999    41,919,218  $4      $223,742     $(190,801)   $  32,945
  Shares repurchased pending
   retirement, still
   outstanding as of March 31,
   2000, subsequently retired       --     -        (1,079)         --         (1,079)
  Net income                        --     -            --            68           68
                              ----------  --      --------     ---------    ---------
Balance, March 31, 2000       41,919,218  $4      $222,663     $(190,733)   $  31,934
                              ==========  ==      ========     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the quarterly periods ended March 31, 2000 and 1999
                            (unaudited, in thousands)

                                                   March 31,       March 31,
                                                     2000            1999
                                                   ---------       ---------

Cash flows from operating activities:
Net income .....................................   $      68       $   3,642
Adjustments to reconcile net income to
 net cash used in operating activities:
   Depreciation, amortization and other ........           8               3
   Gain on disposition of subsidiaries
    and assets .................................          --          (4,597)
   Other income ................................        (281)             --
   Loss on trading debt securities .............          54              --
   Changes in assets and liabilities:
    Accounts and interest receivable ...........           8             170
    Accounts payable ...........................         (82)           (579)
    Accrued liabilities ........................        (923)           (902)
    Current taxes payable ......................          (1)         (2,100)
    Other assets ...............................         (33)             --
    Deferred benefit for deconsolidated
     subsidiary losses .........................          --             900
                                                   ---------       ---------
       Net cash used in operating activities ...      (1,182)         (3,463)

Cash flows from investing activities:
   Proceeds from sales of trading
    debt securities ............................       3,234              --
   Purchase of trading debt securities .........      (7,977)             --
   Project development advances ................      (2,313)             --
   Net proceeds on disposition of subsidiaries
    and assets .................................          --           2,909
   Decrease in funds in escrow restricted
    for line of credit .........................          36              --
                                                   ---------       ---------
       Net cash provided by (used in) investing
        activities .............................      (7,020)          2,909

Cash flows from financing activities:
    Payments on other notes payable .............         --          (1,065)
    Decrease in stock repurchase payable ........        (26)             --
    Stock repurchased for retirement ............     (1,079)             --
                                                   ---------       ---------
       Net cash used in financing activities ....     (1,105)         (1,065)
                                                   ---------       ---------

Decrease in cash and cash equivalents............     (9,307)         (1,619)
   Cash and cash equivalents at
     beginning of period ........................     15,291          67,424
                                                   ---------       ---------

   Cash and cash equivalents at end of period ...  $   5,984       $  65,805
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

     These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 1999. These interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those for a full year.

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

     Project development revenues: Project development revenues are recognized as they are earned.

     Investments: The Company accounts for investments in marketable equity securities in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS No. 115, the Company's publicly traded securities are classified as trading securities. Publicly-traded trading securities are stated at their fair value, with any unrealized gains and losses, net of taxes, reported in results of operations.

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

     Cash equivalents: Short-term investments purchased with original maturities of three months or less and other instruments which are readily tradeable and without significant interest rate risk are considered cash equivalents.

     Project development advances: The Company capitalizes amounts funded under various project participation agreements, as described in Note 3, until such time as the funding is repaid. Project development costs incurred by the Company are capitalized as other assets.

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

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes it currently conforms to the guidance contained in the bulletin.

3.   Business Activities

     The Company continues its involvement in project development activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand board facility.

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented, strand-board project in
     Chateaugay, New York (the "OSB Project"). In addition to development services, the Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand board per year. Construction is anticipated to commence in the second half of 2000. In exchange for the services and funding, the Company will receive participation distributions. The advances are to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement. Repayment of the advances is to occur before any participation distributions. Repayment of the advances and participation distributions are both dependent upon the ultimate success of the OSB Project.

     The Company had advanced $440,000 as of March 31, 2000. As of May 5, 2000, the Company had funded an additional $149,000 on the OSB Project, bringing the total amount funded to $589,000.

     Astoria

     In October 1999, the Company entered into funding and participation agreements with Astoria Energy, LLC ("Astoria") to provide funding under a note agreement of up to $3 million for the development of a 1,000 megawatt independent power plant (the "Astoria Project") to be located in Astoria, Queens, New York. The Astoria Project is currently under development and is expected to commence construction in the second half of 2001. In exchange for the services and funding, the Company will receive, in addition to repayment of the note evidencing the funding, certain participation distributions. The note is secured by all property and assets of Astoria. Recovery of the note, interest on the note, and participation distributions are all dependent upon the ultimate success of the Astoria Project. Accordingly, interest income and participation distributions will be recognized upon the completion of certain project milestones.

     On March 14, 2000, the note was amended to change the due date of the original note to December 15, 2000, and provide for interest at 20% on the balance outstanding beginning on April 15, 2000. On March 14, 2000, the
     Company also committed to fund an additional $2 million toward the development of the Astoria Project in the form of a second note. As of March 31, 2000, the Company had advanced $1.0 million on the second note. The second note is due and payable on December 15, 2000, and carries interest at 20% on the balance outstanding.

     As of March 31, 2000, the Company had advanced $4.0 million on the Astoria Project, consisting of approximately $3.0 million on the original note and $1.0 million on the second note. An additional $700,000 was funded on the Astoria Project on April 13, 2000, bringing the total amount funded to $4.7 million.

     Whinash

     In February 2000, the Company agreed to finance up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of March 31, 2000, the Company had advanced $350,000.

     Other Information

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

     In addition, the Supreme Court of the State of Delaware affirmed on all counts the judgment previously entered by the Court of Chancery of the State of Delaware in favor of the Company in an action brought by former holders of its PRIDES (see Note 12).

4.   Net Income Per Share

     Net income per share amounts for the periods ended March 31, 2000 and 1999 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                March 31,    March 31,
                                                  2000         1999
                                               ---------    ----------
     Net income                                $      68    $    3,642
                                               ---------     ---------
     Net income used in per
      share calculations                       $      68    $    3,642
                                               =========    ==========
     Weighted average shares used in per share
     calculations                                 41,919        41,954
                                               =========    ==========
     Net income per share                      $    0.00    $     0.09
                                               =========    ==========

5.   Other Income

     The Company recorded other income of $281 thousand for the quarter ended March 31, 2000, primarily due to the reduction in accrued liabilities related to the favorable resolution of various legal matters.

6.   Other Investments

     Francisco Partners, L.P.: In April 2000, the Company agreed to invest $5 million over the next four years in Francisco Partners, L.P. ("Francisco Partners"), a partnership formed to make private information technology buy-out investments. The Company will receive limited partnership interests for its investment. The limited partnership interests are highly illiquid and Francisco Partners has a term of at least ten years.

     Draper Atlantic Venture Fund II, L.P.: In April 2000, the Company agreed to invest $2.5 million over the next two years in Draper Atlantic Venture Fund II, L.P. ("Draper Atlantic"), a partnership formed to invest primarily in early-stage information technology companies. The Company will receive limited partnership interests for its investment. The limited partnership interests are highly illiquid and Draper Atlantic has a term of at least ten years. As of May 5, 2000, the Company had invested $125,000.

     Indosuez Capital Funding VI, Ltd.: In April 2000, the Company agreed to purchase $2.5 million of Class E Junior Subordinated Notes of Indosuez Capital Funding VI, Ltd. ("Indosuez"). Indosuez is a newly formed company organized under the laws of the Cayman Islands to acquire and manage a diversified portfolio of corporate and other debt obligations. The portfolio will consist primarily of U.S. dollar denominated senior secured term loans and high yield bonds generally rated below investment grade which, at the time of purchase by Indosuez, represent obligations of obligors located in the United States or other non-emerging market countries. The notes are highly illiquid and have a term of 12 years.

     ServiSense.com, Inc.: On April 18, 2000, the Company entered into a Bridge Loan and Warrant Agreement with ServiSense.com, Inc. ("ServiSense"), a Delaware corporation whereby the Company loaned ServiSense $1 million in exchange for a note receivable and a warrant to purchase Servisense preferred stock. ServiSense is a bundler of core energy and telecommunications products sold to small businesses and residential consumers. Its services include local and long distance telephone, natural gas and home heating oil supplied at rates lower than the incumbent's rate. The note, which earns interest at 10% per annum, matures upon the earliest of April 18, 2001 or the date ServiSense closes an equity financing that yields at least $5 million of gross proceeds. The warrant has a term of five years and provides for the purchase of newly issued preferred stock in ServiSense. The number of shares subject to the warrant is variable depending upon the date ServiSense closes its equity financing. There is no market for the note or the warrant.

     Sage Systems, Inc.: On April 14, 2000, the Company invested $500,000 in Sage Systems, Inc. ("Sage"), in exchange for 390,625 shares of Sage's Series A Preferred Stock. Sage is an early-stage technology company that possesses networking technology which offers web-based control over everyday devices with a proprietary operating system that runs over existing power lines. There is no public market for the capital stock of Sage.

     Odin Millennium Partnership, Ltd.: On May 1, 2000, the Company invested $250,000 in Odin Millennium Partnership, Ltd., a Texas limited partnership formed to purchase the FPS Laffit Pincay, a semi-submersible offshore drilling rig. The Company will receive limited partnership interests for its investment. The limited partnership interests are highly illiquid. The partnership may operate the drilling rig, lease it to a third party or sell it.

     The above investments involve significant investment risk. They are long-term in duration and highly illiquid. There is no assurance that the investments will realize net profits or achieve returns commensurate with the risks associated with such investments, or that the investments will not experience losses, which may be substantial.

7.   Income Taxes

     At March 31, 2000 and December 31, 1999, the Company had substantial net deferred tax assets for which a valuation allowance of an equal amount has been established. The balance of the deferred benefit for deconsolidated subsidiary losses remains unchanged from December 31, 1999, to March 31, 2000, with a balance of $10,305,000 at both periods.

8.   Trading Securities

     The Company held trading securities during the year ended December 31, 1999. Cumulative unrealized losses on trading securities equaled approximately $310,000 at March 31, 2000 and $249,000 at December 31, 1999, representing an increase in unrealized losses of $61,000, which has been included in earnings during the quarter ended March 31, 2000.

     The Company recorded a $54,000 loss on trading securities for the quarter ended March 31, 2000, consisting of $61,000 in unrealized losses, offset by $7,000 in realized gains.

     The Company uses specific identification to determine the basis used in the computation of gain or loss on the sale of trading securities.

9.   Stockholder's Equity

     Stock Repurchase: In November 1999, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. The repurchase program was to continue until the Company acquired the 2,000,000 shares or until September 30, 2000. The Company, on March 22, 2000, authorized the repurchase of an additional 2,000,000 shares and extended the repurchase period to December 31, 2000. As of March 31, 2000, the Company had reacquired 2,059,000 shares at a cost of $1,345,000, resulting in a decrease of Additional Paid in Capital of $1,345,000 from inception of the program and $1,079,000 during the quarterly period ended March 31, 2000.

     In May 2000, the Company's Board of Directors subsequently authorized the repurchase of an additional 5,000,000 shares, bringing the total number of shares authorized for repurchase to 9,000,000. As of May 5, 2000, the Company had reacquired 8,211,234 of the 9,000,000 shares authorized. On April 14 and May 3, 2000, the Company retired 2,049,000 and 315,400 shares, respectively, of the shares repurchased. The retired shares consisted of the 2,059,000 shares acquired by March 31, 2000, and additional shares acquired subsequent to the quarter.

     Warrants: In connection with the consulting agreement with Terrasearch, Inc., the Company issued warrants to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The warrants become excercisable on January 1, 2002 and expire on December 31, 2005.

     The Financial  Accounting  Standards Board (FASB) has issued  Statement No.
     123. "Accounting for Stock-Based Compensation" which is effective for 1996 and subsequent financial statements. With respect to transactions with employees, SFAS No. 123 requires either recognition of compensation expense for stock option and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations had the Company recognized such expense. The Company has elected the supplemental disclosure option with respect to transactions with employees. With respect to transactions with non-employees, SFAS No. 123 requires recognition of compensation expense for stock option and other equity instrument based compensation, including warrants.

10.  Fair Value of Financial Instruments

     The carrying amount and estimated fair values of the Company's financial instruments at March 31, 2000 and December 31, 1999 are as follows:

                                          March 31,           December 31,
                                            2000                 1999
                                     -------------------  -------------------
                                               Estimated            Estimated
                                     Carrying    Fair     Carrying    Fair
                                      Amount     Value     Amount     Value
                                     --------  ---------  --------  ---------
                                                  (in thousands)
        Assets:
         Cash and cash equivalents   $  5,984  $   5,984  $ 15,291  $  15,291
         Funds in escrow                  278        278       314        314
         Accounts receivable               10         10       110        110
         Trading debt securities       36,077     36,077    31,388     31,388
         Interest receivable              556        556       464        464

        Liabilities:
         Other notes payable                -          -         6          6

     Estimated  fair  values  are  based  upon   reasonable   estimates,   using
     independent sources whenever possible.

     Trading debt securities are carried at fair value. All other instruments are carried at cost which approximates fair value because they are short-term in nature.

     The  estimated   fair  value  of  project   development   advances  is  not
     determinable   because  of  the  structure  of  funding  and  participation agreements.

     The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2000 and December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and estimates of fair value subsequent to those dates may differ significantly from the amounts presented herein.

11.  Preferred Stock Rights

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

12.  Commitments and Contingencies

     As described in Note 3, the Company has committed to fund approximately $6.9 million to various development projects, of which approximately $5.6 million has been funded by May 5, 2000.

     As described in Note 6, the Company has committed to several long-term investments, which require $11.75 million in cash to be invested. As of May 5, 2000, approximately $1.875 million has been invested.

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

     The defendants filed motions to dismiss both actions on March 20, 2000. Briefing on the motions was completed on May 5, 2000. Oral argument on the motions has been scheduled for May 31, 2000. The Company intends to defend each of these actions vigorously.

     PRIDES Litigation: On May 6, 1998, Quadrangle Offshore (Cayman) LLC, and Cerberus Partners, L.P. ("Plaintiffs"), filed a Verified Complaint for Declaratory Judgment and Injunctive Relief, in the Court of Chancery of the State of Delaware In and For New Castle County (Civil Action No. 16362-NC). Plaintiffs allege that they were beneficial owners of PRIDES.

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

     On April 6, 2000, the Supreme Court of the State of Delaware affirmed on all counts the judgment of the Court of Chancery in favor of the Company.

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

13.  Subsequent Events

     On April 14 and May 3, 2000,  the  Company  retired  2,049,400  and 315,900
     shares,  respectively, of   common  stock  it  had  repurchased  under  the
     Company's program to repurchase such stock.

     As discussed at Part II, Item 5, the Company's Board of Directors approved in April 2000 a one-for-ten (1 for 10) reverse stock-split, subject to stockholder approval, at the 2000 Annual Meeting of Stockholders of the Company.

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

     The Company continues its involvement in project development activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand board facility.

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented, strand-board project in
     Chateaugay, New York (the "OSB Project"). In addition to development services, the Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand board per year. Construction is anticipated to commence in the second half of 2000. In exchange for the services and funding, the Company will receive participation distributions. The advances are to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement. Repayment of the advances is to occur before any participation distributions. Repayment of the advances and participation distributions are both dependent upon the ultimate success of the OSB Project.

     The Company had advanced $440,000 as of March 31, 2000. As of May 5, 2000, the Company had funded an additional $149,000 on the OSB Project, bringing the total amount funded to $589,000.

     Astoria

     In October 1999, the Company entered into funding and participation agreements with Astoria Energy, LLC ("Astoria") to provide funding, under a note agreement, of up to $3 million for the development of a 1,000 megawatt independent power plant (the "Astoria Project") to be located in Astoria, Queens, New York. The Astoria Project is currently under development and is expected to commence construction in the second half of 2001. In exchange for the services and funding, the Company will receive, in addition to repayment of the note evidencing the funding, certain participation distributions. The note is secured by all property and assets of Astoria. Recovery of the note, interest on the note, and participation distributions are all dependent upon the ultimate success of the Astoria Project. Accordingly, interest income and project distributions will be recognized upon the completion of certain project milestones.

     On March 14, 2000, the note was amended to change the due date of the original note to December 15, 2000, and provide for interest at 20% on the balance outstanding beginning on April 15, 2000. On March 14, 2000, the
     Company also committed to fund an additional $2 million toward the development of the Astoria Project in the form of a second note. As of March 31, 2000, the Company had advanced $1.0 million on the second note. The second note is due and payable on December 15, 2000, and carries interest at 20% on the balance outstanding.

     As of March 31, 2000, the Company had advanced $4.0 million on the Astoria Project, consisting of approximately $3.0 million on the original note and $1.0 million on the second note. An additional $700,000 was funded on the Astoria Project on April 13, 2000, bringing the total amount funded to $4.7 million.

     Whinash

     In February 2000, the Company agreed to finance up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of March 31, 2000, the Company had advanced $350,000.

     Other Investments

     Francisco Partners, L.P.: In April 2000, the Company agreed to invest $5 million over the next four years in Francisco Partners, L.P. ("Francisco Partners"), a partnership formed to make private information technology buy-out investments. It is expected that Francisco Partners will raise approximately $2 billion. The Company will receive limited partnership interests for its investment. The limited partnership interests are highly illiquid and Francisco Partners has a term of at least ten years.

     Draper Atlantic Venture Fund II, L.P.: In April 2000, the Company agreed to invest $2.5 million over the next two years in Draper Atlantic Venture Fund II, L.P. ("Draper Atlantic"), a partnership formed to invest primarily in early-stage information technology companies. It is expected that Draper Atlantic, will raise approximately $250 million. The Company will receive limited partnership interests for its investment. The limited partnership interests are highly illiquid and Draper Atlantic has a term of at least ten years. As of May 5, 2000, the Company had invested $125,000.

     Indosuez Capital Funding VI, Ltd.: In April 2000, the Company agreed to purchase $2.5 million of Class E Junior Subordinated Notes of Indosuez Capital Funding VI, Ltd. ("Indosuez"). Indosuez is a newly formed company organized under the laws of the Cayman Islands to acquire and manage a diversified portfolio of corporate and other debt obligations. The portfolio will consist primarily of U.S. dollar denominated senior secured term loans and high yield bonds generally rated below investment grade which, at the time of purchase by Indosuez, represent obligations of obligors located in the United States or other non-emerging market countries. The notes are highly illiquid and have a term of 12 years.

     ServiSense.com, Inc.: On April 18, 2000, the Company entered into a Bridge Loan and Warrant Agreement with ServiSense.com, Inc. ("ServiSense"), a Delaware corporation whereby the Company loaned ServiSense $1 million in exchange for a note receivable and a warrant to purchase ServiSense preferred stock. ServiSense is a bundler of core energy and telecommunications products sold to small businesses and residential consumers. Its services include local and long distance telephone, natural gas and home heating oil supplied at rates lower than the incumbent's rate. The note, which earns interest at 10% per annum, matures upon the earliest of April 18, 2001 or the date ServiSense closes an equity financing that yields at least $5 million of gross proceeds. The warrant has a term of five years and provides for the purchase of newly issued preferred stock in ServiSense. The number of shares subject to the warrant is variable depending upon the date ServiSense closes its equity financing. There is no market for the note or the warrant.

     Sage Systems, Inc.: On April 14, 2000, the Company invested $500,000 in Sage Systems, Inc. ("Sage"), in exchange for 390,625 shares of Sage's Series A Preferred Stock. Sage is an early-stage technology company that possesses networking technology which offers web-based control over everyday devices with a proprietary operating system that runs over existing power lines. There is no public market for the capital stock of Sage.

     Odin Millennium Partnership, Ltd.: On May 1, 2000, the Company invested $250,000 in Odin Millennium Partnership, Ltd., a Texas limited partnership formed to purchase the FPS Laffit Pincay, a semi-submersible offshore drilling rig. The Company will receive limited partnership interests for its investment. The limited partnership interests are highly illiquid. The partnership may operate the drilling rig, lease it to a third party or sell it.
                                       18

     The above investments involve significant investment risk. They are long-term in duration and highly illiquid. There is no assurance that the investments will realize net profits or achieve returns commensurate with the risks associated with such investments, or that the investments will not experience losses, which may be substantial.

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

     Results of Operations
     ---------------------

     The Company recognized net income for the first quarter of 2000 of $68 thousand as compared to $3.6 million in the first quarter of 1999.

                Quarters ended March 31, 2000 and March 31, 1999

                                                        Quarters Ended
                                            March 31, 2000            March 31, 1999
                                      ------------------------  ------------------------
                                                      (in thousands)
                                                        Gross                     Gross
                                      Revenues  Costs  Margins  Revenues  Costs  Margins
                                      --------  -----  -------  --------  ------  -------
       ............................

  Construction services ..............$     --  $  --  $    --  $    410  $   56  $   354

  Maintenance, management
   fees and other ....................      --     --       --        21      --       21
                                      --------  -----  -------  --------  ------  -------
 Total ...............................$     --  $  --  $    --  $    431  $   56  $   375
                                      ========  =====  =======  ========  ======  =======

     There were no maintenance, management fees and other revenues or associated costs in the first quarter of 2000, compared to $21 thousand for this period in 1999 which was related to the delayed collection of development and administrative fees. KENETECH Facilities Management, Inc. (KFM), a wholly-owned subsidiary of the Company which performed operations and maintenance of thermal power plants, has no further business activity or employees and is in the process of disposing of its remaining assets and liabilities.

     Project development and marketing expenses decreased to $2 thousand for the quarter ended March 31, 2000 from $61 thousand for the comparable period in 1999. Project development and marketing expenses incurred in the first quarter of 2000 related to the development of the OSB Project.

     General and administrative expenses decreased to $790 thousand for the quarter ended March 31, 2000 from $2.2 million for the comparable period in 1999 due principally to reduced personnel expenses related to the payment of severance to several senior level executives in 1999. Current period general and administrative expense consists primarily of salary and wages, legal costs associated with litigation, and consulting expenses.

     Interest income decreased to $633 thousand for the quarter ended March 31, 2000 from $830 thousand for the comparable period in 1999 due to the reduction in funds invested when the payment of accrued PRIDES dividends was made in April 1999.

     During the quarter ended March 31, 2000, the Company recorded a $54 thousand loss on trading debt securities, comprised of a $7 thousand realized gain on sale, offset by a $61 thousand unrealized loss in fair value. No such securities were owned during the comparable quarter in 1999.

     The Company recorded no gain on the disposition of subsidiaries and assets for the quarter ended March 31, 2000, a decrease from $4.6 million for the comparable quarter in 1999. The $4.6 million gain in 1999 related primarily to the sales of partnership interests.

     The Company recorded other income of $281 thousand for the quarter ended March 31, 2000 compared to $62 thousand in this period in 1999. Other income in 2000 relates primarily to the reduction in accrued liabilities related to the favorable resolution of various legal matters.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense or benefit for the periods ended March 31, 2000 and 1999 due to the expected utilization of deferred tax benefits offset by reduction in valuation reserve.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first quarter of 2000, operating activities used cash of approximately $1,182,000 principally from the payment of previously accrued general and administrative expenses.

     Investing activities

     During the first quarter of 2000, investment activities used cash of approximately $7,702,000, consisting primarily of investment in marketable securities and project development advances.

     Financing activities

     During the first quarter of 2000, the Company used cash of approximately $1,105,000 in repurchasing its common stock.

     Status

     Given the current operations and strategy of the Company, its cash balances are adequate for the foreseeable future. As of May 5, 2000, the Company had approximately $1.3 million remaining to be funded under its project development funding commitments and approximately $9.875 million remaining under its investment funding commitments.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Market Risk. As of March 31, 2000, the Company's exposure to market risk is principally confined to its investment in trading debt securities, which are subject primarily to interest rate risk. The Company's investment in trading debt securities is a material component of the Company's total assets; therefore, market risk exposure should be considered to be material.

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


                                            Change in market interest rates
                                            -------------------------------
                                         Current           10%             20%
                                         -------------------------------------
                                                     (in thousands)

          Fair value of trading debt
           securities                    $36,077        $35,936         $35,797

          Increase (decrease) from
           current fair value                  -          ($141)          ($280)

     The sensitivity analysis above, known as a stress test in the banking industry, models the change in fair value based upon specific changes in the prime interest rate.

     The Company has no material market risk relating to foreign exchange rate risk or commodity price risk.

                           Part II OTHER INFORMATION

Item 1.   Legal Proceedings.

          See discussion under Note 12 of Item 1 incorporated herein by reference.

Item 5.   Other Information.

          On April 19, 2000, the Company's Board of Directors set Wednesday, August 23, 2000 as the date of the Annual Meeting of Stockholders of the Company for 2000. The Annual Meeting will be held in San Francisco, for the purpose of:

          1. Electing two Class I Directors of the Company to hold office for a three-year term;

          2. Considering and voting upon a proposal to amend and restate the Certificate of Incorporation of the Company to eliminate the Company's Series U Preferred Stock;

          3.   Considering  and voting  upon a proposal to amend and restate the
               Certificate  of   Incorporation   of  the  Company  to  effect  a
               one-for-ten reverse stock split;

          4. Ratifying the Board of Directors' appointment of independent auditors to audit the financial statements of the Company for the 2000 fiscal year; and

          5. Acting upon all other matters which may properly come before the meeting or any adjournments or postponements thereof.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27       Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed a Report on Form 8-K, on May 4, 2000, reporting under Item 5, the approval of the repurchase of an additional 5,000,000 shares under the Company's stock repurchase program. The Company also reported that it had completed the repurchase of 2,000,000 shares under the repurchase program approved in March 2000.

          The Company filed a Report on Form 8-K, on April 7, 2000, reporting, under Item 5, the affirmance by the Delaware Supreme Court of the ruling in favor of the Company on all counts in the PRIDES Litigation (see Item 1, Note 12).

          The Company filed a Report on Form 8-K, on March 22, 2000, reporting, under Item 5, the approval of the repurchase of an additional 2,000,000 shares and extension of the closing date to December 31, 2000 under the Company's stock repurchase program. The Company also reported that it had completed the repurchase of 2,000,000 shares under the repurchase program approved in November 1999.

          The Company filed a Report on Form 8-K, on February 3, 2000, reporting, under Item 5, the filing of the Delaware Stockholders' Class and Derivative Litigation referred to in Item 1, Note 12.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:   May 15, 2000                Mark D. Lerdal
                                        President, Chief Executive Officer
                                         and Principal Accounting Officer



     Date:    May 15, 2000                By:
                                          Andrew M. Langtry
                                       Corporate Controller and
                                        Chief Accounting Officer

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  May 15, 2000                      Mark D. Lerdal
                                         President, Chief Executive Officer
                                          and Principal Accounting Officer




      Date:  May 15, 2000                 By:  /s/  Andrew M. Langtry
                                               Andrew M. Langtry
                                         Corporate Controller and
                                          Chief Accounting Officer