Form 10-Q
period 2000-06-30
KENETECH CORP
filed 2000-08-14
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

                                or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On August 9, 2000, there were 31,970,164 shares of the issuer's Common Stock, $.0001 par value, outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the
              quarterly periods ended June 30, 2000 and 1999                   4

            Consolidated Statements of Operations for the
              six months ended June 30, 2000 and 1999                          5

            Consolidated Balance Sheets, as of June 30, 2000 and
              December 31, 1999                                                6

            Consolidated Statement of Stockholders' Equity for the
              six months ended June 30, 2000                                   7

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999                                     8

            Notes to Consolidated Financial Statements                      9-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        18-22

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            23



                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   24

Item 2.  Changes in Securities and Use of Proceeds                            24

Item 6.  Exhibits and Reports on Form 8-K.                                    24

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             for the quarterly periods ended June 30, 2000 and 1999
               (unaudited, in thousands, except per share amounts)

                                                        June 30,      June 30,
                                                         2000           1999
                                                       ---------      ---------
Revenues:
  Construction services ............................   $      --      $      --
  Other revenues ...................................         623            577
                                                       ---------      ---------
    Total revenues .................................         623            577

Selling, general and administrative expenses .......         607            698
                                                       ---------      ---------

Income (Loss) from operations ......................          16           (121)

Gain on disposition of subsidiaries and assets .....          --            311
Gain on accounts payable settlement and other income         617            998
                                                       ---------      ---------

Income before taxes ................................         633          1,188
Income tax expense .................................          --             --
                                                       ---------      ---------

      Net income ...................................   $     633      $   1,188
                                                       =========      =========

Net income per common share:  Basic and Diluted        $    0.02      $    0.03

Weighted average number of common shares used in
 computing per share amounts:  Basic and Diluted          36,852         41,954



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 2000 and 1999
               (unaudited, in thousands, except per share amounts)

                                                          June 30,     June 30,
                                                           2000          1999
                                                         ---------     ---------
Revenues:
  Construction services ............................    $      --      $    410
  Other revenues ...................................        1,201         1,401
                                                        ---------      --------
    Total revenues .................................        1,201         1,811

Selling, general and administrative expenses .......        1,399         2,975
                                                        ---------      --------

Loss from operations ...............................         (198)       (1,164)

Equity gain of unconsolidated affiliates ...........           --            27
Gain on disposition of subsidiaries and assets .....           --         4,908
Gain on accounts payable settlements and other income         899         1,060
                                                         --------      --------

Income before taxes ................................          701         4,831
Income tax .........................................           --            --
                                                         --------     ---------

      Net income ...................................     $    701     $   4,831
                                                         ========     =========

Net income per common share - Basic and Diluted          $   0.02     $    0.12

Weighted average number of common shares used in
 computing per share amounts - Basic and Diluted           39,386        41,954



     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                          June 30,  December 31,
                                                            2000        1999
                                                         ---------  -----------
Current assets:
   Cash and cash equivalents .........................   $   4,344  $    15,291
   Funds in escrow ...................................         278          314
   Accounts receivable ...............................          10          110
   Trading debt securities ...........................      25,726       31,388
   Interest receivable ...............................         443          464
                                                         ---------  -----------
Total current assets .................................      30,801       47,567

Project development advances .........................       6,051        2,451
Investments:
   Held-to-maturity debt securities ..................       3,500           --
   Other investments .................................       1,550           --
                                                         ---------  -----------
    Total investments ................................       5,050           --

Property, plant and equipment, net ...................          42           58
Other assets .........................................          61           21
                                                         ---------  -----------
      Total assets ...................................   $  42,005  $    50,097
                                                         =========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................   $     249   $      937
   Accrued liabilities ...............................       3,367        4,580
   Current taxes payable .............................         122          130
   Other notes payable ...............................        --              6
   Accrued stock repurchase obligation ..............          817           26
                                                         ---------   ----------
     Total current liabilities .......................       4,555        5,679

Accrued liabilities ..................................         924        1,168
Deferred benefit for deconsolidated subsidiary losses.      10,305       10,305
                                                         ---------   ----------
    Total liabilities ................................      15,784       17,152

Commitments and contingencies

Stockholders' equity:
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 32,960,664 and 41,919,218
   issued and outstanding at June 30, 2000, and
   December 31, 1999, respectively. Repurchased
   for retirement still outstanding 990,500 at
   June 30, 2000, 401,200 at December 31, 1999 -
   960,600 and 29,900 shares subsequently retired
   on July 13 and August 3, 2000, respectively .......           3            4
   Additional paid-in capital ........................     216,318      223,742
   Accumulated deficit ...............................    (190,100)    (190,801)
                                                         ---------   ----------
    Total stockholders' equity .......................      26,221       32,945
                                                         ---------   ----------
      Total liabilities and stockholders' equity......   $  42,005   $   50,097
                                                         =========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                               KENETECH CORPORATION
                               --------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      for the six months ended June 30, 2000
                 (unaudited, in thousands, except share amounts)


                                Common Stock      Additional
                                                  Paid-In      Accumulated
                              Shares      Amount  Capital      Deficit      Total


Balance, December 31, 1999    41,919,218  $4      $223,742     $(190,801)   $  32,945
  Common stock repurchased
   for retirement             (8,958,554) (1)       (7,437)         --         (7,438)
  Compensatory element of
   warrant issued                   --     -            13          --             13
  Net income                        --     -          --             701          701
                              ----------  --      --------     ---------    ---------
Balance, June 30, 2000        32,960,664  $3      $216,318     $(190,100)   $  26,221
                              ==========  ==      ========     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2000 and 1999
                            (unaudited, in thousands)

                                                    June 30,       June 30,
                                                      2000           1999
                                                   ---------       ---------

Cash flows from operating activities:
Net income .....................................   $     701        $  4,831
Adjustments to reconcile net income to
 net cash used in operating activities:
   Depreciation, amortization and other ........          16              20
   Gain on disposition of subsidiaries
    and assets .................................          --          (4,908)
   Gain on settlement of accounts payable ......          --            (945)
   Gain on trading debt securities .............          22              --
   Compensatory element of warrant issued ......          13              --
   Proceeds from sales of trading
    debt securities ............................      14,667              --
   Purchase of trading debt securities .........      (9,027)             --
   Changes in assets and liabilities:
    Accounts and interest receivable ...........         121             858
    Other assets ...............................         (40)             --
    Accounts payable ...........................        (688)           (856)
    Accrued liabilities ........................      (1,457)         (1,451)
    Current taxes payable ......................          (8)         (1,971)
    Other notes payable ........................          (6)             --
    Deferred benefit for deconsolidated
     subsidiary losses .........................          --           1,977
                                                   ---------       ---------
       Net cash provided by (used in) operating
        activities .............................       4,314          (2,445)

Cash flows from investing activities:
   Capital expenditures ........................          --             (64)
   Decrease in funds in escrow restricted
    for line of credit .........................          36              --
   Purchase of held-to-maturity debt securities       (3,500)             --
   Other investments ...........................      (1,550)             --
   Project development advances ................      (3,600)             --
   Net proceeds on disposition of subsidiaries
    and assets .................................          --           3,220
                                                   ---------       ---------
       Net cash provided by (used in) investing
        activities .............................      (8,614)          3,156

Cash flows from financing activities:
    Payment on other notes payable ..............                     (1,065)
    Payment of preferred dividend ...............         --         (21,408)
    Increase in stock repurchase payable ........        791              --
    Stock repurchased for retirement ............     (7,438)             --
                                                   ---------       ---------
       Net cash used in financing activities ....     (6,647)        (22,473)
                                                   ---------       ---------

Decrease in cash and cash equivalents............    (10,947)        (21,762)
   Cash and cash equivalents at
     beginning of period ........................     15,291          67,424
                                                   ---------       ---------

   Cash and cash equivalents at end of period ...  $   4,344       $  45,662
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

     Other revenues: Other revenues are recognized as they are earned.

     Investments: The Company accounts for investments in marketable equity securities and debt securities in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS No. 115, the Company's publicly traded securities are classified as trading securities. Publicly-traded trading securities are stated at their fair value, with any unrealized gains and losses, net of taxes, reported in results of operations.

     Certain of the Company's investments in debt securities are classified as held-to-maturity under FAS No. 115. Accordingly, these investments are carried at cost.

     Other of the Company's investments in non-marketable equity securities are not subject to FAS No. 115. The Company employs the cost method of accounting for these investments. The investments are not subject to equity accounting under APB18, the Equity Method of Accounting for Investments in Common Stock.

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

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company's quarter ending March 31, 2001. The Company is in the process of determining the impact of SFAS No. 133 on its financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes it currently conforms to the guidance contained in the bulletin.

3.   Business Activities

     The Company continues its involvement in project development activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand-board facility.

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented strand-board project in
     Chateaugay, New York (the "OSB Project"). In addition to development services, the Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand board per year. Construction is anticipated to commence in the second half of 2000, but may be delayed. In exchange for the services and funding, the Company will receive participation distributions. The funding is to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement. Repayment of the funding is to occur before any participation distributions. Repayment of the funding and participation distributions are both dependent upon the ultimate success of the OSB Project.

     The Company had advanced $727,000 as of June 30, 2000. As of August 9, 2000, the Company had funded an additional $44,000 on the OSB Project, bringing the total amount funded to $771,000.

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

     Recovery of the notes, interest on the notes, and participation distributions are all dependent upon the ultimate success of the Astoria Project. Accordingly, interest income and participation distributions will be recognized upon the completion of certain project milestones.

     As of June 30, 2000, the Company had advanced $4,974,000 on the Astoria Project, consisting of $3,000,000 on the original note and $1,974,000 on the second note.

     Subsequent to June 30, 2000, the Company has agreed to invest $6 million for a twenty-percent interest in Steinway Creek Electric Generating Company LLC ("Steinway"), a Delaware limited liability company. Steinway directly owns 100% of Astoria Project Partners LLC, which in turn owns 100% of Astoria. The Company will fund the $6 million initial obligation on August 15, 2000. The Company has the obligation to fund a further $2 million in exchange for an additional ten-percent interest in Steinway, depending upon the status of the project's funding as of December 1, 2000. Upon acquisition of the twenty-percent interest in Steinway, the Company may need to account for the interest using APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Whinash

     In February 2000, the Company agreed to fund up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of June 30, 2000, the Company had funded $350,000.

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

4.   Net Income Per Share

     Net income per share amounts for the periods ended June 30, 2000 and 1999 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                   Quarters Ended              Six months Ended
                                                June 30,      June 30,       June 30,       June 30,
                                                  2000          1999           2000           1999
                                               ---------     ---------      ---------      ---------

     Net income                                $     633     $   1,188      $     701      $   4,831
                                               ---------     ---------      ---------      ---------
     Net income used in per
      share calculations                       $     633     $   1,188      $     701      $   4,831
                                               =========     =========      =========      =========
     Weighted average shares used in per share
     calculations                                 36,852        41,954      $  39,386         41,954
                                               =========    ==========      =========      =========
     Net income per share                      $    0.02    $     0.03      $    0.02      $    0.12
                                               =========    ==========      =========      =========

     Common stock equivalents are not included in weighted average shares used in the per share calculations because they would be anti-dilutive. Currently, all of the Company's outstanding stock options are anti-dilutive.

5.   Other Income

     The Company recorded other income of $899 thousand for the six months ended June 30, 2000, primarily due to the reduction in accrued liabilities related to the favorable resolution of various legal matters, the reversal of construction-related accounts payable upon which the statute of limitations had expired, and gain realized on the sale of demutualized insurance company stock.

6.   Investments

     A.   Held-to-maturity debt securities

     Indosuez Capital Funding VI, Ltd: In April 2000, the Company agreed to purchase $2,500,000 of Income Notes of Indosuez Capital Funding VI, Ltd. ("Indosuez"). The Income Notes are non-recourse, junior and subordinated, with a stated term of twelve years. Indosuez is a newly formed company organized under the laws of the Cayman Islands to acquire and manage a diversified portfolio of corporate and other debt obligations. The portfolio will consist primarily of U.S. dollar denominated senior secured term loans and high-yield bonds generally rated below investment grade which, at the time of purchase of Indosuez, represent obligations of obligors located in the United States or other non-emerging market countries. The notes are non-marketable and highly illiquid. On June 15, 2000, the Company advanced the $2,500,000 to Indosuez in anticipation of the financial closing for the Income Notes.

     ServiSense.com: On April 18, 2000, the Company entered into a Bridge Loan and Warrant Agreement with ServiSense.com, Inc. ("ServiSense"), a Delaware corporation, whereby the Company loaned ServiSense $1 million in exchange for a note receivable and a warrant to purchase ServiSense preferred stock. ServiSense is a bundler of core energy and telecommunications products sold to small businesses and residential customers. Its services include local and long distance telephone, natural gas and home heating oil supplied at rates lower than the incumbent's rate. The note, which earns interest at 10% per annum, matures upon the earlier of April 18, 2001, or the date that ServiSense closes an equity financing that yields at least $5 million in gross proceeds. The note is non-marketable and highly illiquid.

     The  Company  recognizes  revenue  on  the  above   held-to-maturity   debt
     securities  when received.

     B.   Other Investments

     Francisco Partners: In April 2000, the Company agreed to invest $5 million over the next six years in Francisco Partners, L.P. ("Francisco Partners"), a partnership formed to make private information technology buy-out investments. The Company received limited partnership interests for its investment which aggregate to a less than 0.5% ownership interest in the partnership. The limited partnership interests are highly illiquid and Francisco Partners has a term of at least ten years. The Company uses the cost method of accounting to account for its investment in Francisco Partners. The Company had invested $325,000 as of June 30, 2000. As of August 9, 2000, the Company had invested an additional $515,000, bringing the total amount invested to $840,000.

     Draper Atlantic Venture Fund II, L.P.: In April 2000, the Company agreed to invest $2,500,000 over the next two years in Draper Atlantic Venture Fund II, L.P. ("Draper Atlantic"), a partnership formed to invest primarily in early-stage information technology companies. The Company received limited partnership interests for its investment which approximate a one percent ownership interest in the partnership. The Company uses the cost method to account for its investment in Draper Atlantic. The limited partnership interests are highly illiquid and Draper Atlantic has a term of at least ten years. The Company had invested $125,000 as of June 30, 2000. The Company expects to fund an additional $125,000 by August 15, 2000.

     Sage Systems, Inc.: On April 14, 2000, the Company invested $500,000 in Sage Systems, Inc. ("Sage"), in exchange for 390,625 shares of Sage's Series A Preferred Stock. Sage is an early stage technology company that possesses networking technology which offers web-based control over everyday devices with a proprietary operating system which operates over existing power lines. The Company's ownership percentage of Sage is approximately seven percent. The Company uses the cost method of accounting with respect to its investment in Sage. There is no public market for the capital stock of Sage.

     Odin Millennium Partnership, Ltd.: On April 14, 2000, the Company invested $250,000 in Odin Millenium Partnership, Ltd., a Texas limited partnership formed to purchase the FPS Laffit Pincay, a semi-submersible offshore drilling rig. The Company received limited partnership interests for its investment and approximately owns a one and a half percentage interest in the partnership. The Company uses the cost method to account for its investment in the partnership. The limited partnership interests are highly illiquid. The partnership may operate the drilling rig, lease it to a third party, or sell it.

     GenPhar, Inc.: On June 22, 2000, the Company invested $250,000 in GenPhar, Inc. ("GenPhar") in exchange for 62,500 shares of Series C Preferred Stock. GenPhar is a development stage biopharmaceutical company focusing on viral and oncological diseases with products derived from advanced DNA technology. The Company's ownership percentage of GenPhar is approximately 0.7%. The Company uses the cost method of accounting with respect to its investment in GenPhar. There is no public market for the stock of GenPhar.

     International Interactive Commerce, Ltd.: On June 29, 2000, the Company invested $100,000 in International Interactive Commerce, Ltd. ("IIC"), in exchange for 33,333 shares of Series B Preferred Stock. IIC is an internet commerce enabling technology company in the development stage. The Company's ownership percentage in IIC is approximately 0.3%. The Company uses the cost method of accounting which respect to its investment in IIC. There is no public market for the stock of IIC.

     ServiSense warrants: In connection with the Bridge Loan and Warrant Agreement, dated April 18, 2000, the Company received a warrant with a term of five years which provides for the purchase of newly issued preferred stock of ServiSense. The number of shares subject to the warrant is variable depending on the date ServiSense closes a qualifying equity financing. There is no market for the warrant.

     The above investments involve significant investment risk. They are long-term in duration and highly illiquid. There is no assurance that the investments will realize net profits or achieve returns commensurate with the risks associated with such investments, or that the investments will not experience losses, which may be substantial.

7.   Income Taxes

     At June 30, 2000 and December 31, 1999, the Company had substantial net deferred tax assets for which a valuation allowance of an equal amount has been established. The balance of the deferred benefit for deconsolidated subsidiary losses remains unchanged from December 31, 1999, to June 30, 2000, with a balance of $10,305,000 at both periods.

8.   Trading Securities

     Cumulative unrealized losses on trading securities equaled approximately $241,000 at June 30, 2000 and $249,000 at December 31, 1999. The decrease of $8,000 in unrealized losses from December 31, 1999, to June 30, 2000, has been included in earnings during the six months ended June 30, 2000.

     The Company recorded a $22,000 gain on trading securities for the six months ended June 30, 2000, consisting of the above $8,000 unrealized gain plus $14,000 in realized gains.

     The Company first held trading securities during the year ended December 31, 1999.

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

     In May 2000, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares, bringing the total number of shares authorized for repurchase to 9,000,000. As of June 30, 2000, the Company had reacquired under the program 8,975,734 shares out of the 9,000,000 shares authorized at a cost of $6,878,000 resulting in a decrease of Additional Paid in Capital of $6,877,000 from inception of the program and $6,612,000 during the six months ended June 30, 2000. As of June 30, 2000, the Company had retired 8,945,834 of the shares repurchased. On August 3, 2000, the Company retired an additional 29,900 shares of the shares repurchased under the program, bring the total number of shares repurchased and retired under the program to 8,975,734.

     In May and June 2000, the Company repurchased 973,320 shares directly from stockholders at a cost of $825,000, resulting in a decrease of Additional Paid in Capital of $825,000 for the six months ended June 30, 2000. As of July 14, 2000, all 973,320 of the shares purchased directly had been retired.

     Warrants: In connection with the consulting agreement with Terrasearch, Inc., the Company issued warrants to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The warrants become excercisable on January 1, 2002 and expire on December 31, 2005.

10.  Preferred Stock Rights

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

11.  Commitments and Contingencies

     As described in Note 3, the Company has committed to fund approximately $12.9 million to various development projects, of which approximately $6.1 million had been funded by August 9, 2000.

     As described in Note 6, the Company has committed to several long-term investments, which require $12.1 million in cash to be invested. As of August 9, 2000, approximately $5.6 million has been invested.

     Litigation

     Delaware Stockholders' Class Action and Derivative Litigation: On February 2, 2000, plaintiffs Robert L. Kohls and Louise A. Kohls filed two actions in the Court of Chancery of the State of Delaware In and For New Castle County, against the Company, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson. Plaintiffs filed amended complaints on February 23, 2000.

     Plaintiffs allege that they were beneficial owners of Preferred Redeemable Increased Dividend Equity Securities, 8-1/4% PRIDES, Convertible Preferred Stock, par value $0.01 per share (the "PRIDES") of the Company, that mandatorily converted, on May 14, 1998, into common stock, par value $0.0001 per share ("Common Stock"), of the Company.

     The first action was purportedly brought as a class action on behalf of the named plaintiffs and all other persons who owned the PRIDES as of May 13, 1998. Plaintiffs alleged, among other things, that defendants breached the terms of the Company's Certificate of Designations, Preferences, Rights and Limitations (the "Certificate of Designations") under which the PRIDES were issued and breached their fiduciary duty to protect the interests of the holders of the PRIDES prior to the PRIDES mandatory conversion. Plaintiffs sought, among other things, (i) certification of the action as a class action, (ii) a declaration that the holders of PRIDES were entitled to be paid a liquidation preference of up to $1,012.50 per share of PRIDES, and
     (iii) a judgment that the defendants were liable to the PRIDES holders in an amount up to $1,012.50 per share.

     The Delaware Court of Chancery dismissed the class action by opinion dated July 26, 2000, and order dated August 4, 2000.

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

     On July 26, 2000, the Delaware Court of Chancery denied defendants' motion to dismiss the derivative action. On August 7, 2000, defendants filed an application seeking certification of an interlocutory appeal to the Delaware Supreme Court of the Court's opinion denying their motion to dismiss. In addition, defendants filed a motion to stay the proceedings pending the potential appeal. The Company intends to continue to defend this action vigorously.

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

12.  Subsequent events

     As described in Note 3, the Company, subsequent to June 30, 2000, has agreed to invest $6 million for an indirect twenty percent interest in the Astoria Project.

     On July 14 and August 3, 2000, the Company retired 960,600 and 29,900 shares of common stock it had repurchased directly from shareholders, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     OVERVIEW

     KENETECH Corporation ("KENETECH") is a Delaware corporation that has historically been involved in the development, construction, and management of independent power projects. The Company continues in project development activities at this time; however, it has ceased its construction and management activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand-board facility. As used in this document, "Company" refers to KENETECH and its wholly-owned subsidiaries (including KENETECH Windpower, Inc. ("KWI") only through May 29, 1996).

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

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented strand-board project in
     Chateaugay, New York (the "OSB Project"). In addition to development services, the Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand board per year. Construction is anticipated to commence in the second half of 2000, but may be delayed. In exchange for the services and funding, the Company will receive participation distributions. The funding is to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement. Repayment of the funding is to occur before any participation distributions. Repayment of the funding and participation distributions are both dependent upon the ultimate success of the OSB Project.

     The Company had advanced $727,000 as of June 30, 2000. As of August 9, 2000, the Company had funded an additional $44,000 on the OSB Project, bringing the total amount funded to $771,000.

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

     Recovery of the notes, interest on the notes, and participation distributions are all dependent upon the ultimate success of the Astoria Project. Accordingly, interest income and participation distributions will be recognized upon the completion of certain project milestones.

     As of June 30, 2000, the Company had advanced $4,974,000 on the Astoria Project, consisting of $3,000,000 on the original note and $1,974,000 on the second note.

     Subsequent to June 30, 2000, the Company has agreed to invest $6 million for a twenty-percent interest in Steinway Creek Electric Generating Company LLC ("Steinway"), a Delaware limited liability company. Steinway directly owns 100% of Astoria Project Partners LLC, which in turn owns 100% of Astoria. The Company will fund the $6 million initial obligation on August 15, 2000. The Company has the obligation to fund a further $2 million in exchange for an additional ten-percent interest in Steinway, depending upon the status of the project's funding as of December 1, 2000. Upon acquisition of the twenty-percent interest in Steinway, the Company may need to account for the interest using APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Whinash

     In February 2000, the Company agreed to fund up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of June 20, 2000, the Company had fund $350,000.


     Other Investments

     A.   Held-to-maturity debt securities

     Indosuez Capital Funding VI, Ltd: In April 2000, the Company agreed to purchase $2,500,000 of Income Notes of Indosuez Capital Funding VI, Ltd. ("Indosuez"). The Income Notes are non-recourse, junior and subordinated, with a stated term of twelve years. Indosuez is a newly formed company organized under the laws of the Cayman Islands to acquire and manage a diversified portfolio of corporate and other debt obligations. The portfolio will consist primarily of U.S. dollar denominated senior secured term loans and high-yield bonds generally rated below investment grade which, at the time of purchase of Indosuez, represent obligations of obligors located in the United States or other non-emerging market countries. The notes are non-marketable and highly illiquid. On June 15, 2000, the Company advanced the $2,500,000 to Indosuez in anticipation of the financial closing for the Income Notes.

     ServiSense.com: On April 18, 2000, the Company entered into a Bridge Loan and Warrant Agreement with ServiSense.com, Inc. ("ServiSense"), a Delaware corporation, whereby the Company loaned ServiSense $1 million in exchange for a note receivable and a warrant to purchase ServiSense preferred stock. ServiSense is a bundler of core energy and telecommunications products sold to small businesses and residential customers. Its services include local and long distance telephone, natural gas and home heating oil supplied at rates lower than the incumbent's rate. The note, which earns interest at 10% per annum, matures upon the earlier of April 18, 2001, or the date that ServiSense closes an equity financing that yields at least $5 million in gross proceeds. The note is non-marketable and highly illiquid.

     The  Company  recognizes  revenue  on  the  above   held-to-maturity   debt
     securities  when received.

     B.   Other Investments

     Francisco Partners: In April 2000, the Company agreed to invest $5 million over the next six years in Francisco Partners, L.P. ("Francisco Partners"), a partnership formed to make private information technology buy-out investments. The Company received limited partnership interests for its investment which aggregate to a less than 0.5% ownership interest in the partnership. The limited partnership interests are highly illiquid and Francisco Partners has a term of at least ten years. The Company uses the cost method of accounting to account for its investment in Francisco Partners. The Company had invested $325,000 as of June 30, 2000. As of August 9, 2000, the Company had invested an additional $515,000, bringing the total amount invested to $840,000.

     Draper Atlantic Venture Fund II, L.P.: In April 2000, the Company agreed to invest $2,500,000 over the next two years in Draper Atlantic Venture Fund II, L.P. ("Draper Atlantic"), a partnership formed to invest primarily in early-stage information technology companies. The Company received limited partnership interests for its investment which approximate a one percent ownership interest in the partnership. The Company uses the cost method to account for its investment in Draper Atlantic. The limited partnership interests are highly illiquid and Draper Atlantic has a term of at least ten years. The Company had invested $125,000 as of June 30, 2000. The Company expects to fund an additional $125,000 by August 15, 2000.

     Sage Systems, Inc.: On April 14, 2000, the Company invested $500,000 in Sage Systems, Inc. ("Sage"), in exchange for 390,625 shares of Sage's Series A Preferred Stock. Sage is an early stage technology company that possesses networking technology which offers web-based control over everyday devices with a proprietary operating system which operates over existing power lines. The Company's ownership percentage of Sage is approximately seven percent. The Company uses the cost method of accounting with respect to its investment in Sage. There is no public market for the capital stock of Sage.

     Odin Millennium Partnership, Ltd.: On April 14, 2000, the Company invested $250,000 in Odin Millenium Partnership, Ltd., a Texas limited partnership formed to purchase the FPS Laffit Pincay, a semi-submersible offshore drilling rig. The Company received limited partnership interests for its investment and approximately owns a one and a half percentage interest in the partnership. The Company uses the cost method to account for its investment in the partnership. The limited partnership interests are highly illiquid. The partnership may operate the drilling rig, lease it to a third party, or sell it.

     GenPhar, Inc.: On June 22, 2000, the Company invested $250,000 in GenPhar, Inc. ("GenPhar") in exchange for 62,500 shares of Series C Preferred Stock. GenPhar is a development stage biopharmaceutical company focusing on viral and oncological diseases with products derived from advanced DNA technology. The Company's ownership percentage of GenPhar is approximately 0.7%. The Company uses the cost method of accounting with respect to its investment in GenPhar. There is no public market for the stock of GenPhar.

     International Interactive Commerce, Ltd.: On June 29, 2000, the Company invested $100,000 in International Interactive Commerce, Ltd. ("IIC"), in exchange for 33,333 shares of Series B Preferred Stock. IIC is an internet commerce enabling technology company in the development stage. The Company's ownership percentage in IIC is approximately 0.3%. The Company uses the cost method of accounting which respect to its investment in IIC. There is no public market for the stock of IIC.

     ServiSense warrants: In connection with the Bridge Loan and Warrant Agreement, dated April 18, 2000, the Company received a warrant with a term of five years which provides for the purchase of newly issued preferred stock of ServiSense. The number of shares subject to the warrant is variable depending on the date ServiSense closes a qualifying equity financing. There is no market for the warrant.

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

     Results of Operations
     ---------------------

     The Company recognized net income for the second quarter of 2000 of $633 thousand as compared to $1,188 thousand in the second quarter of 1999.

     The Company recorded other revenue of $623 thousand for the quarter ended June 30, 2000, compared to $577 thousand for the comparable quarter in 1999. Other revenue consists primarily of interest income earned on trading debt securities and realized and unrealized gains and losses on trading debt securities. Interest income decreased to $547 thousand for the quarter ended June 30, 2000 from $577 thousand for the comparable period in 1999 due to the reduction in funds invested. During the quarter ended June 30, 2000, the Company recorded a $76 thousand gain on trading debt securities, comprised of a $6 thousand realized gain on sale, and a $70 thousand unrealized gain in fair value. No such securities were owned during the comparable quarter in 1999.

     Selling, general and administrative expenses decreased to $607 thousand for the quarter ended June 30, 2000 from $698 thousand for the comparable period in 1999. Current period general and administrative expense consists primarily of salary and wages, legal costs associated with litigation, and consulting expenses.

     The Company recorded no gain or loss on the disposition of subsidiaries and assets for the quarter ended June 30, 2000, compared to a $311 thousand gain for the comparable quarter in 1999. The $311 thousand gain in 1999 related primarily to the sales of partnership interests.

     The Company recorded other income of $617 thousand for the quarter ended June 30, 2000 compared to $41 thousand in this period in 1999. Other income in 2000 relates primarily to the reversal of construction-related accounts payable upon which the statute of limitations had expired and gain realized on the sale of demutualized insurance company stock. The Company recorded no gain on settlement of accounts payable in the current quarter compared to $957 thousand in 1999.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense or benefit for the periods ended June 30, 2000 and 1999, due to the expected utilization of deferred tax benefits offset by reduction in valuation reserve.

     The Company recognized net income for the six months ended June 30, 2000, of $701 thousand, compared to net income of $4,831 thousand for the comparable period in 1999.

     The Company recorded other revenue of $1,201 thousand for the six months ended June 30, 2000, compared to $1,401 thousand for the comparable period in 1999. Other revenue consists primarily of interest income earned on trading debt securities and realized and unrealized gains and losses on trading debt securities. Interest income decreased to $1,179 thousand for the six months ended June 30, 2000 from $1,380 thousand for the comparable period in 1999 due to the reduction in funds invested. During the six months ended June 30, 2000, the Company recorded a $22 thousand gain on trading debt securities, comprised of a $8 thousand realized gain on sale, and a $14 thousand unrealized gain in fair value. No such securities were owned during the comparable period in 1999.

     Selling, general and administrative expenses decreased to $1,399 thousand for the six months ended June 30, 2000 from $2,975 thousand for the comparable period in 1999 due principally to reduced personnel expenses related to the payment of severance to several senior level executives in 1999. Current period general and administrative expense consists primarily of salary and wages, legal costs associated with litigation, and consulting expenses.

     The Company recorded no gain or loss on the disposition of subsidiaries and assets for the six months ended June 30, 2000, compared to a $5 million gain for the comparable period in 1999. The $5.0 million gain in 1999 represents primarily the gain on the disposition of the Chateaugay Project and a Dutch limited partnership.

     The Company recorded other income of $899 thousand for the six months ended June 30, 2000, compared to $103 thousand in this period in 1999. Other income in 2000 relates primarily to the reduction in accrued liabilities related to the favorable resolution of various legal matters, the reversal of construction-related accounts payable upon which the statute of limitations had expired, and gain realized on the sale of the demutualized insurance company stock.

     The Company recognized no gain on settlement of accounts payable in the six-month period ended June 30, 2000, compared to $957 thousand in 1999.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense or benefit for the periods ended June 30, 2000 and 1999 due to the expected utilization of deferred tax benefits offset by reduction in valuation reserve.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first six months of 2000, operating activities provided cash of approximately $4,314,000 principally due to the proceeds from the sale of trading debt securities, offset by the payment of general and administrative expenses and the purchase of trading debt securities.

     Investing activities

     During the first six months of 2000, investment activities used cash of approximately $8,614,000, consisting primarily of the purchase of nonmarketable investments of $5,050,000 and the funding of $3,600,000 in project development costs.

     Financing activities

     During the first six months of 2000, the Company used cash of approximately $6,647,000 in repurchasing its common stock.

     Status

     Given the current operations and strategy of the Company, its cash balances are adequate for the foreseeable future. As of August 9, 2000, the Company had approximately $6.8 million remaining to be funded under its project development funding commitments and approximately $6.5 million remaining under its investment funding commitments.

     Effect  of Recent Accounting Pronouncements

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company's quarter ending March 31, 2001. The Company is in the process of determining the impact of SFAS No. 133 on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Market Risk - Trading Securities

     As of June 30, 2000, the Company's exposure to market risk associated with instruments entered into for trading purposes is principally confined to its investment in trading debt securities, which are subject primarily to interest rate risk. The Company's investment in trading debt securities is a material component of the Company's total assets; therefore, market risk exposure should be considered to be material.

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

                                        Change in market interest rates
                                            -------------------------------
                                         Current           10%             20%
                                         -------------------------------------
                                                     (in thousands)

          Fair value of trading debt
           securities                    $ 25,726       $  25,492      $ 25,492

          Decrease from current fair value   --         $    (104)     $   (234)

     The sensitivity analysis above, known as a stress test in the banking industry, models the change in fair value based upon specific changes in the prime interest rate.

     The Company has no material market risk relating to foreign exchange rate risk or commodity price risk.

     Market Risk - Non-Trading Securities

     As of June 30, 2000, market risk associated with instruments entered into for other than trading purposes, namely the Company's investments in held-to-maturity debt securities and other investments, is not material. The Company's held-to-maturity debt securities and other investments are non-marketable and non-tradeable.

     Many of the Company's held-to-maturity debt securities and other investments represent investments in development-stage entities. The fair value of such investments may suffer adverse consequences should the investee entities fail to develop successfully.

     With respect to both investments entered into for trading purposes and instruments entered into for purposes other than trading, the Company is exposed to risk of classification as an investment company under the Investment Company Act of 1940. Some of the Company's investments may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding forty percent of its total assets, subject to certain exclusions. Investment companies are subject, in general, to registration under, and compliance with, the 1940 Act. If the Company was deemed to be an investment company under the 1940 Act, the Company would be prohibited from engaging in business or issuing securities as it has in the past, and might be subject to civil and criminal penalties for noncompliance. Additionally, certain of the Company's contracts might be voidable, and a court-appointed receiver could take control of the Company and liquidate its business.

     Although the Company's investments currently comprise less than forty percent of its total assets, fluctuations in the value of these securities or in other of the Company's assets may cause the limitation to be exceeded. To avoid exceeding the limitation, the Company may dispose of assets, realizing losses as a consequence, or may purchase additional non-investment assets. If the Company sells investment securities, it may sell them sooner than it otherwise would, perhaps at depressed prices or on unfavorable terms. Some investments may not be sold due to restrictions on transfer or non-marketability. Moreover, the Company may incur substantial tax liabilities upon any sale.

                           Part II OTHER INFORMATION

Item 1.   Legal Proceedings.

          See discussion under Note 11 of Item 1 incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds.

     (a) On May 4, 2000, the Company amended its Restated Certificate of Incorporation to eliminate the class of preferred stock known as Preferred Redeemable Increased Dividend Equity Securities SM, 8-1/4% PRIDES SM, Convertible Preferred Stock ("PRIDES"). No shares of PRIDES have been outstanding since their mandatory conversion on May 14, 1998 into Common Stock of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3        Restated Certificate of Incorporation.

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

          The Company filed a Report on Form 8-K, on April 7, 2000, reporting, under Item 5, the affirmance by the Delaware Supreme Court of the ruling in favor of the Company on all counts in the PRIDES Litigation (see Item 1, Note 11).

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:   August 14, 2000             Mark D. Lerdal
                                        President, Chief Executive Officer
                                         and Principal Accounting Officer



     Date:    August 14, 2000             By:
                                          Andrew M. Langtry
                                        Corporate Controller and
                                         Chief Accounting Officer

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  August 14, 2000                   Mark D. Lerdal
                                         President, Chief Executive Officer
                                          and Principal Accounting Officer




      Date:  August 14, 2000              By:  /s/  Andrew M. Langtry
                                               Andrew M. Langtry
                                         Corporate Controller and
                                          Chief Accounting Officer