Form 10-Q
period 2000-09-30
KENETECH CORP
filed 2000-11-14
CIK 807708

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On November 10, 2000, there were 31,970,164 shares of the issuer's Common Stock, $.0001 par value, outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          KENETECH Corporation Consolidated Financial Statements          Page

            Consolidated Statements of Operations for the three
              and nine months ended September 30, 2000 and 1999                4

            Consolidated Balance Sheets, as of September 30, 2000 and
              December 31, 1999                                                5

            Consolidated Statement of Stockholders' Equity for the
              nine months ended September 30, 2000                             6

            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2000 and 1999                                7

            Notes to Consolidated Financial Statements                      8-18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        19-25

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            26



                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   27

Item 2.  Changes in Securities and Use of Proceeds.                           27

Item 4.  Submissions of Matters to a Vote of Security Holders.                27

Item 6.  Exhibits and Reports on Form 8-K.                                    28

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2000 and 1999
               (unaudited, in thousands, except per share amounts)




                                                    For the three months ended      For the nine months ended
                                                          September 30,                   September 30,
                                                   --------------------------      --------------------------
                                                      2000            1999             2000           1999

Revenues:
  Sale of EcoElectrica Interest .................  $       --      $    5,000      $        --     $   5,000
  Construction services .........................          --              --               --           410
  Other revenues ................................         370             679            1,551         2,079
                                                   ----------      ----------      -----------     ---------
    Total revenues ..............................         370           5,679            1,551         7,489

Selling, general and administrative
 expenses .......................................       1,192             827            2,591         3,802
                                                   ----------      ----------      -----------     ---------

Income (Loss) from operations ...................        (822)          4,852           (1,040)        3,687

Equity gain of unconsolidated affiliates ........          --              --               --            27
Gain on disposition of subsidiaries and assets             --              57               --         4,965
Gain (Loss) on trading debt securities ..........         131             (60)             152           (60)
Gain on accounts payable settlement and
 other income ...................................       1,568           2,934            2,467         3,995
                                                    ----------      ----------      -----------     ---------

Income before taxes .............................         877           7,783            1,579        12,614
Income tax benefit ..............................          --          19,573               --        19,573
                                                   ----------      ----------      -----------     ---------

      Net income ................................  $      877      $  27,356       $     1,579     $  32,187
                                                   ==========      =========       ===========     =========

Net income per common share: Basic and Diluted      $    0.03      $    0.65       $      0.04     $    0.77

Weighted average number of common shares used in
 computing per share amounts:  Basic and Diluted       32,117         41,934            37,030        41,952




     The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                     September 30, 2000 and December 31, 1999
                 (unaudited, in thousands, except share amounts)

                                     ASSETS
                                                     September 30, December 31,
                                                          2000        1999
                                                       ---------  -----------
Current assets:
   Cash and cash equivalents ......................... $   3,514  $    15,291
   Funds in escrow ...................................       125          314
   Accounts receivable ...............................        10          110
   Trading debt securities ...........................    18,831       31,388
   Interest receivable ...............................       347          464
   Prepaid expenses ..................................        53           --
   Insurance proceeds receivable .....................     1,500           --
                                                       ---------  -----------
Total current assets .................................    24,380       47,567

Project development advances and
 limited liability joint venture .....................    12,168        2,451
Investments:
   Held-to-maturity debt securities ..................     3,500           --
   Other investments .................................     2,190           --
                                                       ---------  -----------
    Total investments ................................     5,690           --

Property, plant and equipment, net ...................        34           58
Other assets .........................................       104           21
                                                       ---------  -----------
      Total assets ................................... $  42,376  $    50,097
                                                       =========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................. $   1,769  $       937
   Accrued liabilities ...............................     2,170        4,580
   Current taxes payable .............................       122          130
   Other notes payable ...............................        --            6
   Accrued stock repurchase obligation ..............         --           26
                                                       ---------   ----------
     Total current liabilities .......................     4,061        5,679

Accrued liabilities ..................................       905        1,168
Deferred benefit for deconsolidated subsidiary losses.    10,305       10,305
                                                       ---------   ----------
    Total liabilities ................................    15,271       17,152

Commitments and contingencies

Stockholders' equity:
   Common stock - 110,000,000 shares authorized,
   $.0001 par value; 31,970,164 and 41,919,218
   issued and outstanding at September 30, 2000,
   and December 31, 1999, respectively. Repurchased
   for retirement still outstanding 401,200 at
   December 31, 1999, subsequently retired on
   April 14, 2000 ....................................         3            4
   Additional paid-in capital ........................   216,324      223,742
   Accumulated deficit ...............................  (189,222)    (190,801)
                                                       ---------   ----------
    Total stockholders' equity .......................    27,105       32,945
                                                       ---------   ----------
      Total liabilities and stockholders' equity...... $  42,376   $   50,097
                                                       =========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                               KENETECH CORPORATION
                               --------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  for the nine months ended September 30, 2000
                 (unaudited, in thousands, except share amounts)


                                Common Stock      Additional
                                                  Paid-In      Accumulated
                              Shares      Amount  Capital      Deficit      Total


Balance, December 31, 1999    41,919,218  $4      $223,742     $(190,801)   $  32,945
  Common stock repurchased
   for retirement             (9,949,054) (1)       (7,437)         --         (7,438)
  Compensatory element of
   warrant issued                   --     -            19          --             19
  Net income                        --     -            --         1,579        1,579
                              ----------  --      --------     ---------    ---------
Balance, September 30, 2000   31,970,164  $3      $216,324     $(189,222)   $  27,105
                              ==========  ==      ========     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KENETECH CORPORATION
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 2000 and 1999
                            (unaudited, in thousands)

                                                  September 30,   September 30,
                                                      2000           1999
                                                   ---------       ---------

Cash flows from operating activities:
Net income .....................................   $   1,579       $  32,187
Adjustments to reconcile net income to
 net cash used in operating activities:
   Depreciation, amortization and other ........          24              28
   Gain on sale of EcoElectrica Project ........          --          (5,000)
   Gain on disposition of subsidiaries
    and assets .................................          --          (4,965)
   Gain on settlement of accounts payable
    and other income ...........................          --          (3,891)
   Compensatory element of warrant issued ......          19              --
   Deferred benefit from subsidiary losses .....          --         (19,573)
   Changes in assets and liabilities:
    Accounts and interest receivable ...........         217             248
    Insurance receivable .......................      (1,500)             --
    Prepaid expenses ...........................         (53)             --
    Other assets ...............................         (83)             --
    Accounts payable ...........................         832             530
    Accrued liabilities ........................      (2,673)         (4,558)
    Current taxes payable ......................          (8)          1,556
    Notes payable ..............................          (6)             --
                                                   ---------       ---------
       Net cash used in operating activities ...      (1,652)         (3,438)

Cash flows from investing activities:
   Capital expenditures ........................          --             (64)
   Proceeds from sale of EcoElectrica Project ..          --           5,000
   Net proceeds on disposition of subsidiaries
    and assets .................................          --           3,277
   Decrease in funds in escrow restricted
    for line of credit .........................         189             142
   Gain on trading debt securities .............         152              --
   Proceeds from sales of trading
    debt securities ............................      23,132          24,881
   Purchase of trading debt securities .........     (10,727)        (69,089)
   Purchase of held-to-maturity debt securities       (3,500)             --
   Other investments ...........................      (2,190)             --
   Project development advances ................      (3,717)            (59)
   Purchase of limited liability joint venture
    interest ...................................      (6,000)             --
                                                   ---------       ---------
       Net cash used in investing activities ...      (2,661)        (35,912)

Cash flows from financing activities:
    Payment on other notes payable ..............         --          (1,065)
    Payment of preferred dividend ...............         --         (21,408)
    Increase in stock repurchase payable ........        (26)             --
    Stock repurchased for retirement ............     (7,438)             --
                                                   ---------       ---------
       Net cash used in financing activities ....     (7,464)        (22,473)
                                                   ---------       ---------

Decrease in cash and cash equivalents............    (11,777)        (61,823)
   Cash and cash equivalents at
     beginning of period ........................     15,291          67,424
                                                   ---------       ---------

   Cash and cash equivalents at end of period ...  $   3,514       $   5,601
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

     Investments: The Company accounts for investments in marketable equity securities and debt securities in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment in publicly-traded debt securities are classified as trading securities under FAS No. 115. Accordingly, these investments are stated at their fair value, with any unrealized gains and losses, net of taxes, reported in results of operations.

     Certain of the Company's investments in non-marketable debt securities are classified as held-to-maturity under FAS No. 115. Accordingly, these investments are carried at cost.

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

     Project  development  advances and limited  liability  joint  venture:  The
     Company capitalizes amounts funded under various project participation agreements, as described in Note 3, until such time as the funding is repaid. Amounts funded under the limited liability joint venture, as described in Note 3, are accounted for using the equity method.

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

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", and SFAS No. 138, " Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS No. 133 and SFAS No. 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS Nos. 133, 137 and 138 on its financial instruments.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes it conforms to the guidance contained in the bulletin.

3.   Business Activities

     The Company continues its involvement in project development activities. The Company is currently participating with other parties in developing two electric generating facilities and one oriented strand-board facility.

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented strand-board project in
     Chateaugay, New York (the "OSB Project"). In addition to development services, the Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand-board per year. Construction is anticipated to commence in 2001. In exchange for the services and funding, the Company will receive participation distributions. The funding is to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement.
     Repayment of the funding is to occur before any participation distributions. Repayment of the funding and participation distributions are both dependent upon the ultimate success of the OSB Project.

     The Company has advanced $844,000 as of September 30, 2000. As of November 10, 2000, the Company has funded an additional $55,000 on the OSB Project, bringing the total amount funded to $899,000.

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

     In conjunction with the acquisition of a 20% membership interest in Steinway Creek Electric Generating Company LLC, discussed below, the Company agreed to postpone the due dates of both notes. The due dates of the aforesaid notes were changed to March 15, 2001, or, depending upon the status of the project's funding, June 30, 2003. The notes' maturity dates are accelerated upon certain project financing milestones being attained.

     Recovery of the notes, interest on the notes, and participation distributions are all dependent upon the ultimate success of the Astoria Project. Accordingly, interest income and participation distributions will be recognized upon the completion of certain project milestones.

     As of September 30, 2000, the Company has advanced $4,974,000 on the Astoria Project, consisting of $3,000,000 on the original note and $1,974,000 on the second note.

     On August 10, 2000, the Company agreed to invest $6 million for a twenty-percent membership interest in Steinway Creek Electric Generating Company LLC ("Steinway"), a Delaware limited liability company. Steinway directly owns 100% of Astoria Project Partners LLC, which in turn owns 100% of Astoria. The Company funded the $6 million initial obligation on August 15, 2000. The Company has the obligation to fund a further $2 million in exchange for an additional ten-percent interest in Steinway, depending upon the status of the project's funding as of December 1, 2000. Because Astoria is currently negotiating additional development financing with a third party, it is unlikely that the Company will fund the additional $2 million. The Company accounts for the interest using APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Under the equity method, the Company has recorded its initial investment in Steinway at cost. The carrying amount is adjusted for the Company's share of Steinway's income or loss, of which there has been none to date. The Company is required under the equity method of accounting to reduce the carrying amount of the investment by equity distributions received from Steinway.

     The Company believes that as of September 30, 2000, there is no difference between the carrying amount and the amount of underlying equity in net assets of Steinway.

     Whinash

     In February 2000, the Company agreed to fund up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of September 30, 2000, the Company had funded $350,000.

     Other Information

     On October 25, 2000, the Company entered into an agreement and plan of merger with KC Holding Corporation and KC Merger Corp. Under the terms of the merger agreement, KC Merger Corp. has commenced a cash tender offer for all of the issued and outstanding shares of common stock, $.0001 par value (the "Common Stock"), of the Company at a price of $1.04 per share. Following the successful completion of the tender offer, KC Merger Corp. will merge with and into the Company and the Company will become a wholly owned subsidiary of KC Holding Corporation. In the merger, the remaining stockholders of the Company will be entitled to receive the per share consideration paid in the tender offer. KC Holding Corporation is a subsidiary of ValueAct Capital Partners, L.P., and KC Merger Corp. is a subsidiary of KC Holding Corporation. Mark D. Lerdal, Chairman of the Board, Chief Executive Officer and President of KENETECH, has agreed with KC Holding Corporation and KC Merger Corp. not to tender any of the shares of Common Stock held by him. Mr. Lerdal has agreed with KC Holding
     Corporation  to  contribute  his  shares  of  Common  Stock  to KC  Holding
     Corporation in exchange for shares of capital stock of KC Holding Corporation.

     The Board of Directors of the Company, based on the recommendation of a Special Committee consisting of independent members of the Board of Directors, has approved the tender offer and the merger and recommended that stockholders accept the offer.

     The tender offer is conditioned upon, among other things, the tender of 85% of the outstanding shares of Common Stock (excluding those shares held by Mr. Lerdal), determined on a fully diluted basis. It is anticipated that the transaction will be completed by the end of 2000.

     Notwithstanding its recommendation and consistent with the terms of the merger agreement, the Special Committee of the Board of Directors requested that the Special Committee's financial advisor, Houlihan Lokey Howard & Zukin Financial Advisors, Inc., be available to receive unsolicited inquiries from any other parties interested in the possible acquisition of the Company. If the Special Committee or the Company's Board of Directors, after consultation with its independent legal counsel, determines that taking such actions is appropriate in light of its fiduciary duties to the Company's stockholders under applicable law, the Company may provide information to and engage in discussions and negotiations with such other parties and take appropriate actions in connection with any such indicated interest.

     As of September 30, 2000, the Company had incurred expenses of $464,000 for legal and financial advisory services related to the agreement and plan of merger, and expects that merger-related expenses will total approximately $1,500,000.

     Upon consummation of the merger, the Company's outstanding stock options and warrant will be cancelled and converted into the right to receive cash equal to the excess of the price per share paid in the tender offer over the exercise price multiplied by the total number of shares subject to the options and warrant, payable upon the effective date of the merger.

4.   Net Income Per Share

     Net income per share amounts for the periods ended September 30, 2000 and 1999 were calculated as follows:

                                Basic and Diluted
                    (in thousands, except per share amounts)


                                                  Three months Ended           Nine months Ended
                                              September 30,  September 30,  September 30,  September 30,
                                                  2000          1999           2000           1999
                                               ---------     ---------      ---------      ---------

     Net income                                $     877     $  27,356      $   1,579      $  32,187
                                               ---------     ---------      ---------      ---------
     Net income used in per
      share calculations                       $     877     $  27,356      $   1,579      $  32,187
                                               =========     =========      =========      =========
     Weighted average shares used in per share
     calculations                                 32,117        41,934         37,030         41,952
                                               =========     =========      =========      =========
     Net income per share                      $    0.03     $    0.65      $    0.04      $    0.77
                                               =========     =========      =========      =========

     Common stock equivalents are not included in weighted average shares used in the per share calculations because they would be anti-dilutive. At September 30, 2000, all of the Company's outstanding stock options were anti-dilutive.

5.   Other Income

     The Company recorded other income of $2,467 thousand for the nine months ended September 30, 2000, primarily due to the reduction in accrued liabilities, related to the favorable resolution of various legal matters, the reversal of construction-related accounts payable upon which the statute of limitations had expired, and gain realized on the sale of demutualized insurance company stock.

     Also included in other income are proceeds of $1,500,000, net of associated costs of $275,000, received in settlemnt of disputed business interruption insurance coverage on the Hartford Hospital facility, formerly owned by the Company.

6.   Investments

     A.   Held-to-maturity debt securities

     Indosuez Capital Funding VI, Ltd: On September 14, 2000, the Company purchased $2,500,000 of Income Notes of Indosuez Capital Funding VI, Ltd. ("Indosuez"). The Income Notes are non-recourse, junior and subordinated, with a stated maturity of September 14, 2012. Indosuez is a newly-formed company organized under the laws of the Cayman Islands to acquire and manage a diversified portfolio of corporate and other debt obligations. The portfolio consists primarily of U.S. dollar denominated senior secured term loans and high-yield bonds generally rated below investment grade which, at the time of purchase of Indosuez, represent obligations of obligors located in the United States or other non-emerging market countries. The notes are non-marketable and highly illiquid.

     ServiSense.com: On April 18, 2000, the Company entered into a Bridge Loan and Warrant Agreement with ServiSense.com, Inc. ("ServiSense"), a Delaware corporation, whereby the Company loaned ServiSense $1 million in exchange for a note receivable and a warrant to purchase ServiSense preferred stock. ServiSense is a bundler of core energy and telecommunications products sold to small businesses and residential customers. Its services include local and long distance telephone, natural gas and home heating oil supplied at rates lower than the incumbent's rate. The note, which earned interest at 10% per annum, matured upon the earlier of April 18, 2001, or the date that ServiSense closed an equity financing that yielded at least $5 million in gross proceeds. The note was non-marketable and highly illiquid.

     On October 31, 2000, ServiSense repaid the note receivable in full. The receipt of principal and interest income will be reflected in the financial statements of the Company as of December 31, 2000. In connection with the note repayment, the Company returned the ServiSense warrants to ServiSense, unexercised.

     The  Company  recognizes  revenue  on  the  above   held-to-maturity   debt
     securities  when received.

     B.   Other Investments

     Francisco Partners: In April 2000, the Company agreed to invest $5 million over the next six years in Francisco Partners, L.P. ("Francisco Partners"), a partnership formed to make private information technology buy-out investments. The Company received limited partnership interests for its investment which aggregate to a less than 0.5% ownership interest in the partnership. The limited partnership interests are highly illiquid and Francisco Partners has a term of at least ten years. The Company uses the cost method of accounting to account for its investment in Francisco Partners. The Company had invested $840,000 as of September 30, 2000.

     Draper Atlantic Venture Fund II, L.P.: In April 2000, the Company agreed to invest $2,500,000 over the next two years in Draper Atlantic Venture Fund II, L.P. ("Draper Atlantic"), a partnership formed to invest primarily in early-stage information technology companies. The Company received limited partnership interests for its investment which approximate a one percent ownership interest in the partnership. The Company uses the cost method to account for its investment in Draper Atlantic. The limited partnership interests are highly illiquid and Draper Atlantic has a term of at least ten years. The Company had invested $250,000 as of September 30, 2000.

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

     International Interactive Commerce, Ltd.: On June 29, 2000, the Company invested $100,000 in International Interactive Commerce, Ltd. ("IIC"), in exchange for 33,333 shares of Series B Preferred Stock. IIC is an internet commerce enabling technology company in the development stage. The Company's ownership percentage in IIC is approximately 0.3%. The Company uses the cost method of accounting with respect to its investment in IIC. There is no public market for the stock of IIC.

     Breitburn working interest: On August 23, 2000, the Company entered into an oil and gas exploration agreement with Breitburn Energy Company LLC ("Breitburn") to explore three prospects in Natrona County, Wyoming. In exchange for committing to fund its share of development and production expenses, the Company received a 12.5% working interest in the prospects. On October 6, 2000, Breitburn decided, as a result of geological and geophysical analysis, to concentrate development efforts on one prospect, known specifically as the Wild Horse Dome Prospect. At September 30, 2000, the Company estimated that its obligation to fund under the contract was $150,000, payable upon demand over the exploration and production phases. The estimated obligation is variable to the extent that the actual costs of production and exploration differ from those forecasted. On September 6, 2000, the Company funded $42,500, representing its share of geological and geophysical costs. The Company accounts for the Breitburn working interest in conformity with Financial Accounting Standard No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Accordingly, the Company's share of geological and geophysical costs have been expensed. Subsequent to September 30, 2000, the Company increased its working interest percentage to 25% in exchange for additional funding commitments.

     The above investments involve significant investment risk. They are long-term in duration and highly illiquid. There is no assurance that the investments will realize net profits or achieve returns commensurate with the risks associated with such investments, or that the investments will not experience losses, which may be substantial.

7.   Income Taxes

     At September 30, 2000 and December 31, 1999, the Company had substantial net deferred tax assets for which a valuation allowance of an equal amount has been established. The balance of the deferred benefit for deconsolidated subsidiary losses remains unchanged from December 31, 1999, to September 30, 2000, with a balance of $10,305,000 at both periods.

8.   Trading Securities

     Cumulative unrealized losses on trading securities equaled approximately $73,000 at September 30, 2000 and $249,000 at December 31, 1999. The
     decrease of $176,000 in unrealized losses from December 31, 1999, to September 30, 2000, has been included in earnings during the nine months ended September 30, 2000.

     The Company  recorded a $152,000  gain on trading  securities  for the nine
     months  ended  September  30,  2000,   consisting  of  the  above  $176,000
     unrealized gain less $24,000 in realized losses.

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

     In May 2000, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares, bringing the total number of shares authorized for repurchase to 9,000,000. As of September 30, 2000, the Company had reacquired under the program 8,975,734 shares out of the 9,000,000 shares authorized at a cost of $6,878,000 resulting in a decrease of Additional Paid in Capital of $6,877,000 from inception of the program and $6,612,000 during the nine months ended September 30, 2000. As of September 30, 2000, the Company had retired all of the shares repurchased.

     In May and June 2000, the Company's Board of Directors authorized the repurchase of 973,320 shares directly from stockholders at a cost of $825,000, resulting in a decrease of Additional Paid in Capital of $825,000 for the nine months ended September 30, 2000. As of September 30, 2000, all of the shares purchased directly had been retired.

     Warrants: In connection with a consulting agreement with Terrasearch, Inc., the Company issued a warrant to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The warrant becomes exercisable on January 1, 2002 and expires on December 31, 2005.

     Upon consummation of the merger, as described in Note 3, the warrant will convert into the right to receive cash equal to the difference between the price per share paid in the tender offer and the exercise price, multiplied by the total number of shares subject to the warrant, payable upon the effective date of the merger.

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

     In connection  with the approval of the Merger  Agreement,  as described in
     Note 3, the Company modified the terms of the Rights Agreement. Pursuant to the Rights Agreement Amendment, dated and effective October 25, 2000, neither the execution of the Merger Agreement or the various actions contemplated by and described in the Merger Agreement will trigger the distribution or exercisability of the Rights. Furthermore, the Rights Agreement will terminate immediately prior to the closing of the cash tender offer.

11.  Commitments and Contingencies

     As described in Note 3, the Company has committed to fund approximately $12.9 million to various development projects, of which approximately $12.2 million had been funded by November 10, 2000. An additional $2,000,000 contribution to Steinway is contingent upon certain events, as described in
     Note 3.

     As described in Note 6, the Company has committed to several long-term investments, which require $12.3 million in cash to be invested. As of November 10, 2000, approximately $5.7 million had been invested.

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

     The Delaware Court of Chancery dismissed the class action by opinion dated July 26, 2000, and order dated August 4, 2000. The plaintiffs filed a notice of appeal on August 31, 2000. On November 6, 2000, the Company and the other defendants filed a motion to affirm the Court of Chancery's judgment. The Company intends, and has been informed that the individual defendants intend, to continue to defend this action vigorously.

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

     On July 26, 2000, the Delaware Court of Chancery denied defendants' motion to dismiss the derivative action. On August 7, 2000, defendants filed an application seeking certification of an interlocutory appeal to the Delaware Supreme Court of the Court's opinion denying their motion to dismiss. The interlocutory appeal and a motion to stay the proceedings pending the potential appeal were denied. The parties are proceeding with discovery and trial is scheduled to commence in April 2001.

     If the merger, as described in Note 3, is consummated, the plaintiffs in this action may lose standing to pursue the action. However, stockholders would still be entitled to have the cause of action evaluated in an appraisal action to determine the fair value of their shares of Common Stock. Moreover, the cause of action itself would not be extinguished.

     On November 9, 2000, the plaintiffs moved to file a second amended and supplemental complaint (the "Second Amended Complaint") in the action pending in the Court of Chancery of the State of Delaware in and for New Castle County (the "Chancery Court") styled Kohls v. Duthie, et al. (the "Action"). The Second Amended Complaint names Gerald R. Morgan, Jr., Michael D. Winn and the Company as additional defendants. The Company previously was a nominal defendant. The first cause of action of the Second Amended Complaint sets forth all of the allegations and seeks all of the relief set forth in the Plaintiffs' first amended complaint described above. The first cause of action of the Second Amended Complaint is purportedly brought as a derivative action on behalf of the Company. The second cause of action of the Second Amended Complaint seeks to enjoin preliminarily and permanently the agreement and plan of merger among the Company, KC Merger Corp. and KC Holding Corporation (the "Merger Agreement") as further described in Note 3.

     As it pertains to the Merger Agreement, the Second Amended Complaint alleges in substance the following:

     * that the tender offer and the merger are the result of an unfair process, and will constitute an unfair transaction to the KENETECH stockholders;

     * that Charles Christenson, one of the members of the Special Committee, has, as a defendant in the Action, a personal interest in approving the Merger Agreement because the closing of the merger would eliminate the standing of the Plaintiffs to bring the Action, and therefore the transactions contemplated by the Merger Agreement were not the product of arms-length negotiations, but instead constituted self-dealing;

     * that because Gerald R. Morgan, Jr., one of the members of the Special Committee, has, as the Chief Operating Officer of an entity in which KENETECH invests, an interest in pleasing Mr. Lerdal, and because the tender offer and the merger provide a unique benefit to Mr. Lerdal in the form of a "roll over" of his investment in KENETECH, the process whereby the tender offer and the merger were agreed to by KENETECH was unfair;

     * that the per share amount of $1.04 to be paid in the tender offer and merger was the product of an analysis of Houlihan Lokey that failed to consider the value of the Action, failed to investigate the Action by contacting the Plaintiffs, failed to consider that the Action is scheduled to go to trial in April 2001, and failed to evaluate independently the deferred benefit for deconsolidated losses, as a result of which the process whereby the tender offer and the merger were agreed to by the Company was unfair;

     * that the per share amount of $1.04 fails to properly account for issues relating to the deferred benefit for deconsolidated losses and overhead costs, as a result of which the per share amount is unfair;

     * that the per share amount of $1.04 is based on Mr. Lerdal owning the shares of the Company's Common Stock that are the subject of the Action, title to which is contested by the Action; as a result of which both the process whereby the tender offer and the merger were agreed to by the Company and the per share amount are unfair; and

     * that the disclosures surrounding the tender offer and merger contain material misstatements and fail to include information necessary to make the statements not misleading.

     The Plaintiffs allege that the second cause of action of the Second Amended Complaint, including the above allegations, is maintainable as a class action, and that there are questions of law and fact which are common to the KENETECH stockholders who comprise the class, including: (i) whether the transactions contemplated by the tender offer and the Merger Agreement are the product of a fair process and provide a fair price to the stockholders of KENETECH; and (ii) whether the materials that describe the tender offer and merger contain any misrepresentations or fail to disclose material facts which are necessary for the disclosures that have been made to not be misleading.

     The Plaintiffs request that the Chancery Court: (i) issue a preliminary injunction enjoining the consummation of the Merger Agreement; (ii) enter a permanent injunction prohibiting the consummation of the Merger Agreement; and (iii) award Plaintiffs their attorneys' fees, costs, and other expenses.

     Also on November 9, 2000, the Plaintiffs asked the Chancery Court to hold a scheduling conference to determine whether to schedule an expedited hearing on the Plaintiffs' application for a preliminary injunction enjoining the consummation of the Merger Agreement. On November 13, 2000, the Chancery Court held a conference and scheduled a hearing on the Plaintiffs' application for a preliminary injunction for December 5, 2000, at 3:00p.m.

     The Company intends, and has been informed that the individual defendants intend, to continue to defend this action vigorously.

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

     On August 9, 1999, the Court granted defendants' motion for summary judgment and ordered that plaintiffs take nothing and that the action be dismissed on the merits. The plaintiffs have appealed the Court's order, and both parties have filed briefs and are waiting for oral argument to be scheduled by the Ninth Circuit of the United States Court of Appeals. The Company intends, and has been informed that the individual defendants intend, to continue to defend this action vigorously.

     Insurance Litigation: On January 29, 1999, Travelers Insurance Company filed a complaint against KENETECH and CNF Industries, Inc. ("CNF") in the Superior Court, Judicial District of Hartford, Connecticut. The complaint alleged that the defendants failed to pay premiums and other charges for insurance coverage and services. Damages were alleged to be in excess of $1,121,305. On September 20, 2000, the Company entered into a confidential settlement agreement with the plantiff. Under the settlement agreement, the Company paid $875,000 to settle this action on October 3, 2000.

     Annual Meeting Litigation: On July 30, 1999, Campus, LLC and Joseph A. Wagda filed a complaint against the Company and its directors (namely, Angus M. Duthie, Mark D. Lerdal, Gerald R. Alderson and Charles Christenson) in the Court of Chancery of the State of Delaware In and For New Castle County. The plaintiffs in this action purport to be stockholders of the Company. The complaint alleges, among other things, that plaintiffs were deprived of the opportunity to nominate directors for election at the Company's annual meeting which took place on August 18, 1999. Plaintiffs are seeking, among other things, (i) a declaration that the annual meeting was illegally and inequitably scheduled and that any actions taken at the annual meeting are null and void and (ii) an order requiring the defendants to schedule a meeting, allowing stockholders an opportunity to nominate directors, file solicitation materials with the Securities and Exchange Commission and conduct a proxy solicitation. The litigation had been stayed by agreement of both parties since October 1999. On November 7, 2000, the defendants filed a motion to dismiss the litigation.

     Other: The Company is also a party to various other legal proceedings normally incident to its historical business activities. The Company intends to continue to defend itself vigorously against these actions.

     The  Company   does  not  believe   that  the   ultimate   outcome  of  the
     above-described matters will have a material adverse effect on the Company's financial position.

     Lease Commitments: The Company leases approximately 2,400 square feet of office space in San Francisco, CA. The associated lease commitment is approximately $75,000 annually, expiring on September 30, 2001.

12.  Subsequent events

     As more fully described in Note 3, on October 25, 2000, the Company entered into an agreement and plan of merger with KC Holding Corporation and KC Merger Corp. Under the terms of the merger agreement, KC Merger Corp. has commenced a cash tender offer for all of the issued and outstanding shares of the Company's Common Stock at a price of $1.04 per share. Following the successful completion of the tender offer, KC Merger Corp. will merge with and into the Company and the Company will become a wholly owned subsidiary of KC Holding Corporation. In the merger, the remaining stockholders of the Company will be entitled to receive the per share consideration paid in the tender offer. KC Holding Corporation is a subsidiary of ValueAct Capital
     Partners, L.P., and KC Merger Corp. is a subsidiary of KC Holding Corporation. Mark D. Lerdal, Chairman of the Board, Chief Executive Officer and President of KENETECH, has agreed with KC Holding Corporation and KC Merger Corp. not to tender any of the shares of Common Stock held by him. Mr. Lerdal has agreed with KC Holding Corporation to contribute his shares of Common Stock to KC Holding Corporation in exchange for shares of capital stock of KC Holding Corporation.

     As of September 30, 2000, the Company had incurred expenses of $464,000 for legal and financial advisory services related to the agreement and plan of merger, and expects that merger-related expenses will total approximately $1,500,000.

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

     Merger Agreement

     On October 25, 2000, the Company entered into an agreement and plan of merger with KC Holding Corporation and KC Merger Corp. Under the terms of the merger agreement, KC Merger Corp. has commenced a cash tender offer for all of the issued and outstanding shares of common stock, $.0001 par value (the "Common Stock"), of the Company at a price of $1.04 per share. Following the successful completion of the shares of Common Stock pursuant to the tender offer, KC Merger Corp. will merge with and into the Company and the Company will become a wholly owned subsidiary of KC Holding Corporation. In the merger, the remaining stockholders of the Company will be entitled to receive the per share consideration paid in the tender offer. KC Holding Corporation is a subsidiary of ValueAct Capital Partners, L.P., and KC Merger Corp. is a subsidiary of KC Holding Corporation. Mark
     D. Lerdal, Chairman of the Board, Chief Executive Officer and President of KENETECH, has agreed with KC Holding Corporation and KC Merger Corp. not to tender any of the shares of Common Stock held by him. Mr. Lerdal has agreed with KC Holding Corporation to contribute his shares of Common Stock to KC Holding Corporation in exchange for shares of capital stock of KC Holding Corporation.

     The Board of Directors of the Company, based on the recommendation of a Special Committee consisting of independent members of the Board of Directors, has approved the tender offer and the merger and recommended that stockholders accept the offer.

     The tender offer is conditioned upon, among other things, the tender of 85% of the outstanding shares of Common Stock (excluding those shares held by Mr. Lerdal), determined on a fully diluted basis. It is anticipated that the transaction will be completed by the end of 2000.

     Notwithstanding its recommendation and consistent with the terms of the merger agreement, the Special Committee of the Board of Directors requested that the Special Committee's financial advisor, Houlihan Lokey Howard & Zukin Financial Advisors, Inc., be available to receive unsolicited inquiries from any other parties interested in the possible acquisition of the Company. If the Special Committee or the Company's Board of Directors, after consultation with its independent legal counsel, determines that taking such actions is appropriate in light of its fiduciary duties to the Company's stockholders under applicable law, the Company may provide information to and engage in discussions and negotiations with such other parties and take appropriate actions in connection with any such indicated interest.

     As of September 30, 2000, the Company had incurred expenses of $464,000 for legal and financial advisory services related to the agreement and plan of merger, and expects that merger-related expenses will total approximately $1,500,000.

     OSB Chateaugay

     In July 1999, the Company entered into a funding and participation agreement with OSB Chateaugay, LLC ("OSB"). The funding will be used by OSB to pursue the development of an oriented strand-board project in
     Chateaugay, New York (the "OSB Project"). In addition to development services, the Company agreed to fund up to $1.25 million. The OSB Project is expected to produce up to 475 million square feet of strand-board per year. Construction is anticipated to commence in 2001. In exchange for the services and funding, the Company will receive participation distributions. The funding is to be repaid upon the completion of certain development milestones as specified in the funding and participation agreement.
     Repayment of the funding is to occur before any participation distributions. Repayment of the funding and participation distributions are both dependent upon the ultimate success of the OSB Project.

     The Company has advanced $844,000 as of September 30, 2000. As of November 10, 2000, the Company has funded an additional $55,000 on the OSB Project, bringing the total amount funded to $899,000.

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

     In conjunction with the acquisition of a 20% membership interest in Steinway Creek Electric Generating Company LLC, discussed below, the Company agreed to postpone the due dates of both notes. The due dates of the aforesaid notes were changed to March 15, 2001, or, depending upon the status of the project's funding, June 30, 2003. The notes' maturity dates are accelerated upon certain project financing milestones being attained.

     Recovery of the notes, interest on the notes, and participation distributions are all dependent upon the ultimate success of the Astoria Project. Accordingly, interest income and participation distributions will be recognized upon the completion of certain project milestones.

     As of September 30, 2000, the Company has advanced $4,974,000 on the Astoria Project, consisting of $3,000,000 on the original note and $1,974,000 on the second note.

     On August 10, 2000, the Company agreed to invest $6 million for a twenty-percent membership interest in Steinway Creek Electric Generating Company LLC ("Steinway"), a Delaware limited liability company. Steinway directly owns 100% of Astoria Project Partners LLC, which in turn owns 100% of Astoria. The Company funded the $6 million initial obligation on August 15, 2000. The Company has the obligation to fund a further $2 million in exchange for an additional ten-percent interest in Steinway, depending upon the status of the project's funding as of December 1, 2000. Because Astoria is currently negotiating additional development financing with a third party, it is unlikely that the Company will fund the additional $2 million. The Company accounts for the interest using APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Under the equity method, the Company has recorded its initial investment in Steinway at cost. The carrying amount is adjusted for the Company's share of Steinway's income or loss, of which there has been none to date. The Company is required under the equity method of accounting to reduce the carrying amount of the investment by equity distributions received from Steinway.

     The Company believes that as of September 30, 2000, there is no difference between the carrying amount and the amount of underlying equity in net assets of Steinway.

     Whinash

     In February 2000, the Company agreed to fund up to $600,000 for the development of a wind-powered electrical generating facility to be located in Whinash, Cumbria, England. The project is a 50 megawatt facility. In exchange for the funding, the Company will receive certain participation distributions upon the sale or financial closing of the Whinash project. As of September 30, 2000, the Company had funded $350,000.

     Other Investments

 A.  Held-to-maturity debt securities

     Indosuez Capital Funding VI, Ltd: On September 14, 2000, the Company purchased $2,500,000 of Income Notes of Indosuez Capital Funding VI, Ltd. ("Indosuez"). The Income Notes are non-recourse, junior and subordinated, with a stated maturity of September 14, 2012. Indosuez is a newly-formed company organized under the laws of the Cayman Islands to acquire and manage a diversified portfolio of corporate and other debt obligations. The portfolio consists primarily of U.S. dollar denominated senior secured term loans and high-yield bonds generally rated below investment grade which, at the time of purchase of Indosuez, represent obligations of obligors located in the United States or other non-emerging market countries. The notes are non-marketable and highly illiquid.

     ServiSense: On April 18, 2000, the Company entered into a Bridge Loan and Warrant Agreement with ServiSense.com, Inc. ("ServiSense"), a Delaware corporation, whereby the Company loaned ServiSense $1 million in exchange for a note receivable and a warrant to purchase ServiSense preferred stock. ServiSense is a bundler of core energy and telecommunications products sold to small businesses and residential customers. Its services include local and long distance telephone, natural gas and home heating oil supplied at rates lower than the incumbent's rate. The note, which earned interest at 10% per annum, matured upon the earlier of April 18, 2001, or the date that ServiSense closed an equity financing that yielded at least $5 million in gross proceeds. The note was non-marketable and highly illiquid.

     On October 31, 2000, ServiSense repaid the note receivable in full. The receipt of principal and interest income will be reflected in the financial statements of the Company as of December 31, 2000. In connection with the note repayment, the Company returned the ServiSense warrants to ServiSense, unexercised.

     The  Company  recognizes  revenue  on  the  above   held-to-maturity   debt
     securities  when received.

     B.   Other Investments

     Francisco Partners: In April 2000, the Company agreed to invest $5 million over the next six years in Francisco Partners, L.P. ("Francisco Partners"), a partnership formed to make private information technology buy-out investments. The Company received limited partnership interests for its investment which aggregate to a less than 0.5% ownership interest in the partnership. The limited partnership interests are highly illiquid and Francisco Partners has a term of at least ten years. The Company uses the cost method of accounting to account for its investment in Francisco Partners. The Company had invested $840,000 as of September 30, 2000.

     Draper Atlantic Venture Fund II, L.P.: In April 2000, the Company agreed to invest $2,500,000 over the next two years in Draper Atlantic Venture Fund II, L.P. ("Draper Atlantic"), a partnership formed to invest primarily in early-stage information technology companies. The Company received limited partnership interests for its investment which approximate a one percent ownership interest in the partnership. The Company uses the cost method to account for its investment in Draper Atlantic. The limited partnership interests are highly illiquid and Draper Atlantic has a term of at least ten years. The Company had invested $250,000 as of September 30, 2000.

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

     International Interactive Commerce, Ltd.: On June 29, 2000, the Company invested $100,000 in International Interactive Commerce, Ltd. ("IIC"), in exchange for 33,333 shares of Series B Preferred Stock. IIC is an internet commerce enabling technology company in the development stage. The Company's ownership percentage in IIC is approximately 0.3%. The Company uses the cost method of accounting with respect to its investment in IIC. There is no public market for the stock of IIC.

     Breitburn working interest: On August 23, 2000, the Company entered into an oil and gas exploration agreement with Breitburn Energy Company LLC ("Breitburn") to explore three prospects in Natrona County, Wyoming. In exchange for committing to fund its share of development and production expenses, the Company received a 12.5% working interest in the prospects. On October 6, 2000, Breitburn decided, as a result of geological and geophysical analysis, to concentrate development efforts on one prospect, known specifically as the Wild Horse Dome Prospect. At September 30, 2000, the Company estimated that its obligation to fund under the contract was $150,000, payable upon demand over the exploration and production phases. The estimated obligation is variable to the extent that the actual costs of production and exploration differ from those forecasted. On September 6, 2000, the Company funded $42,500, representing its share of geological and geophysical costs. The Company accounts for the Breitburn working interest in conformity with Financial Accounting Standard No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Accordingly, the Company's share of geological and geophysical costs have been expensed. Subsequent to September 30, 2000, the Company increased its working interest percentage to 25% in exchange for additional funding commitments.

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

     Results of Operations
     ---------------------

     The Company recognized net income for the third quarter of 2000 of $877 thousand as compared to $27,356 thousand in the third quarter of 1999.

     On July 27, 1999, KENETECH Energy Systems, Inc., received $5.0 million in cash, upon the successful conversion of the local tax status of EcoElectrica, L.P. No other proceeds will be received from the sale of the Company's indirect interests in EcoElectrica, L.P.

     The Company recorded other revenue of $370 thousand for the quarter ended September 30, 2000, compared to $679 thousand for the comparable quarter in 1999. Other revenue consists primarily of interest income earned on trading debt securities. The decrease in interest income from the comparable period in 1999 is due to the reduction in funds invested.

     Selling, general and administrative expenses increased to $1,192 thousand for the quarter ended September 30, 2000, from $827 thousand for the comparable period in 1999. Current period general and administrative expense consists primarily of salary and wages, legal costs associated with litigation, consulting expenses, and costs associated with the agreement and plan of merger.

     The Company recorded no gain or loss on the disposition of subsidiaries and assets for the quarter ended September 30, 2000, compared to a $57 thousand gain for the comparable quarter in 1999. The $57 thousand gain in 1999 related primarily to the sales of partnership interests.

     During the quarter ended September 30, 2000, the Company recorded a $131 thousand gain on trading debt securities, compared to a $60 thousand loss for the comparable quarter in 1999.

     The Company recorded other income of $1,568 thousand for the quarter ended September 30, 2000 compared to $2,919 thousand in this period in 1999. Other income in 2000 relates primarily to the reduction in accrued liabilities related to the favorable resolution of various legal matters and to the receipt of business interruption insurance proceeds in settlement of litigation, net of related expenses. The Company recorded no gain on settlement of accounts payable in the current quarter compared to $15 thousand in 1999.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense for the period ended September 30, 2000, due to the expected utilization of deferred tax benefits offset by reduction in valuation reserve. During the quarter ended September 30, 1999, the Company reduced the balance of the deferred benefit for deconsolidated subsidiary losses, resulting in an income tax benefit of $19.6 million.

     The Company recognized net income for the nine months ended September 30, 2000, of $1,579 thousand, compared to net income of $32,187 thousand for the comparable period in 1999.

     On July 27, 1999, KENETECH Energy Systems, Inc., received $5.0 million in cash, upon the successful conversion of the local tax status of EcoElectrica, L.P. No other proceeds will be received from the sale of the Company's indirect interests in EcoElectrica, L.P.

     The Company recorded other revenue of $1,551 thousand for the nine months ended September 30, 2000, compared to $2,079 thousand for the comparable period in 1999. Other revenue consists primarily of interest income earned on trading debt securities. The decrease in interest income from the comparable period in 1999 is due to the reduction in funds invested.

     Selling, general and administrative expenses decreased to $2,591 thousand for the nine months ended September 30, 2000, from $3,802 thousand for the comparable period in 1999 due principally to reduced personnel expenses related to the payment of severance to several senior level executives in 1999. Current period general and administrative expense consists primarily of salary and wages, legal costs associated with litigation, consulting expenses, and costs associated with the agreement and plan of merger.

     The Company recorded no gain or loss on the disposition of subsidiaries and assets for the nine months ended September 30, 2000, compared to a $5 million gain for the comparable period in 1999. The $5 million gain in 1999 represents primarily the gain on the disposition of the Chateaugay Project and a Dutch limited partnership.

     During the nine months ended September 30, 2000, the Company recorded a $152 thousand gain on trading debt securities, compared to a $60 thousand loss for the comparable period in 1999.

     The Company recorded other income of $2,467 thousand for the nine months ended September 30, 2000, compared to $3,052 thousand in this period in 1999. Other income in 2000 relates primarily to the reduction in accrued liabilities related to the favorable resolution of various legal matters, the reversal of construction-related accounts payable upon which the statute of limitations had expired, gain realized on the sale of the demutualized insurance company stock, and the receipt of business interruption insurance proceeds in settlement of litigation, net of related expenses.

     The Company recognized no gain on settlement of accounts payable in the nine-month period ended September 30, 2000, compared to $943 thousand in 1999.

     Income taxes: The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The Company reported no income tax expense for the period ended September 30, 2000 due to the expected utilization of deferred tax benefits offset by reduction in valuation reserve. During the nine months ended September 30, 1999, the Company reduced the balance of the deferred benefit for deconsolidated subsidiary losses, resulting in an income tax benefit of $19.6 million.

     Liquidity and Capital Resources
     -------------------------------

     Operating activities

     During the first nine months of 2000, operating activities used cash of approximately $1,652 principally due to the payment of general and administrative expenses.

     Investing activities

     During the first nine months of 2000, investment activities used cash of approximately $2,261, consisting primarily of the purchase of nonmarketable investments of $5,690, the funding of $3,717 in project development costs, the purchase for $6,000 of the limited liability joint venture interest, the purchase of trading debt securities of $10,727, offset by proceeds from the sale of trading debt securities of $23,132.

     Financing activities

     During  the  first  nine  months  of  2000,   the  Company   used  cash  of
     approximately $7,464 in repurchasing its Common Stock.

     Status

     Given the current operations and strategy of the Company, its cash balances are adequate for the foreseeable future. As of November 10, 2000, the Company had approximately $700 thousand remaining to be funded under its project development funding commitments and approximately $6.6 million remaining under its investment funding commitments. An additional $2,000,000 contribution to Steinway is contingent upon certain events.

     Effect  of Recent Accounting Pronouncements

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", and SFAS No. 138, " Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS No. 133 and SFAS No. 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS Nos. 133, 137 and 138 on its financial instruments.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes it conforms to the guidance contained in the bulletin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Market Risk - Trading Securities

     As of September 30, 2000, the Company's exposure to market risk associated with instruments entered into for trading purposes is principally confined to its investment in trading debt securities, which are subject primarily to interest rate risk. The Company's investment in trading debt securities is a material component of the Company's total assets; therefore, market risk exposure should be considered to be material.

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

                                        Change in market interest rates
                                            -------------------------------
                                         Current           10%             20%
                                         -------------------------------------
                                                     (in thousands)

          Fair value of trading debt
           securities                    $ 18,831       $  18,729      $ 18,628

          Decrease from current fair value   --         $    (102)     $   (203)

     The sensitivity analysis above, known as a stress test in the banking industry, models the change in fair value based upon specific changes in the prime interest rate.

     The Company has no material market risk relating to foreign exchange rate risk or commodity price risk.

     Market Risk - Non-Trading Securities

     As of September 30, 2000, market risk associated with instruments entered into for other than trading purposes, namely the Company's investments in held-to-maturity debt securities and other investments, is not material. The Company's held-to-maturity debt securities and other investments are non-marketable and non-tradeable.

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

Item 2.   Changes in Securities and Use of Proceeds.

          On August 24, 2000, the Company amended its Restated Certificate of Incorporation to eliminate the Company's Series U Preferred Stock. No shares of the Series U Preferred Stock have ever been issued by the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.



     (a) The 2000 Annual Meeting of Stockholders of the Company was held August 23, 2000.

     (b) The meeting involved the election of two Class I Directors to hold office for three-year terms. Charles Christenson and Michael D. Winn were duly nominated and seconded as the nominees for the Class I Directors with a term expiring on the date of the Annual Stockholder Meeting in 2003. Gerald R. Morgan, Jr.'s and Mark D. Lerdal's terms of office continued after such meeting until the date of the Annual Stockholder Meeting in 2001 and 2002, respectively.


     (c) The matters voted upon at the meeting, and vote tabulations for each matter, were as follows:

          (1)  Election of Directors:

                 Charles Christenson       In Favor                  28,395,214
                                           Against                            0
                                           Withheld                     328,598
                                           Abstentions                        0
                                           Broker Non-Voters                  0

                 Michael D. Winn.          In Favor                  28,393,415
                                           Against                            0
                                           Withheld                     330,397
                                           Abstentions                        0
                                           Broker Non-Voters                  0

          (2) Approval of Amendment of the Company's Restated Certificate of Incorporation to Eliminate the Company's Series U Preferred Stock.

                                           In Favor                  17,322,855
                                           Against                      303,778
                                           Abstentions                   32,778
                                           Broker Non-Voters         11,064,401

          (3) Approval of Amendment of the Company's Restated Certificate of Incorporation to Effect a One-For-Ten Reverse Stock Split of the Issued and Outstanding Shares of the Company's Common Stock.

                                           In Favor                  28,421,396
                                           Against                      257,828
                                           Abstentions                   44,588
                                           Broker Non-Voters                  0

          (4) Approval of Amendment of the Company's Restated Certificate of Incorporation to Decrease the Number of Authorized Shares of the Company's Common Stock from 110,000,000 to 11,000,000 and Decrease the Number of Authorized Shares of the Company's Preferred Stock From 10,000,000 to 1,000,000.

                                           In Favor                  17,373,123
                                           Against                      239,180
                                           Abstentions                   47,108
                                           Broker Non-Voters         11,064,401

          (5) Ratification of the selection of KPMG LLP as the independent auditors of the Company for its fiscal year ending December 31, 2000.

                                           In Favor                  28,389,941
                                           Against                      265,392
                                           Abstentions                   68,479
                                           Broker Non-Voters                  0

     (d) Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3        Restated Certificate of Incorporation.

          27       Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed a Report on Form 8-K, on October 26, 2000, reporting under Item 5, the execution of the agreement and plan of merger described in Part I, Item 1, Note 3.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENETECH Corporation




                                          By:
      Date:   November 14, 2000           Mark D. Lerdal
                                        President, Chief Executive Officer
                                         and Principal Accounting Officer



     Date:    November 14, 2000           By:
                                          Andrew M. Langtry
                                        Corporate Controller and
                                         Chief Accounting Officer

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KENETECH Corporation




                                          By:  /s/  Mark D. Lerdal
      Date:  November 14, 2000                 Mark D. Lerdal
                                          President, Chief Executive Officer
                                          and Principal Accounting Officer




      Date:  November 14, 2000            By:  /s/  Andrew M. Langtry
                                               Andrew M. Langtry
                                         Corporate Controller and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX



          The following constitute the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2000:

                                                                     Sequential
     Exhibit                                                          Page
     Number              Exhibit                                      Number

     3                   Restated Certificate of Incorporation          33
     27                  Financial Data Schedule                        63
     99.1                Notice of Motion and Motion for Leave          --
                          to File Second Amended and Supplemental
                          Complaint in the action styled Kohls vs.
                          Duthie, et. al.*


                    *    Incorporated   by  reference  to  Amendment  No.  1  to
                         Schedule 14D-9, filed with the Securities and Exchange Commission by Registrant on November 14, 2000.